Form 10-Q
period 1993-11-30
AMERICAN SOUTHWEST FINANCIAL CORP
filed 1994-01-13
CIK 706236

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1993

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________ to
_____________________________________________________________________

Commission file number  2-88333

                     AMERICAN SOUTHWEST FINANCE CO., INC.
             (Exact name of registrant as specified in its charter)


           Arizona                                             86-0461972
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

2390 East Camelback Road, Suite 225, Phoenix, AZ              85016
   (Address of principal executive offices)                (Zip Code)

                              (602) 381-8960
              (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes______X________       No _____________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of January 7, 1994:

                    Class A - 18,000        Class B - 36,000

                     AMERICAN SOUTHWEST FINANCE CO., INC.




                                    INDEX


                                                                        Page No.



PART I.       FINANCIAL INFORMATION

              Item 1.       Financial Statements

                            Balance Sheets - November 30, 1993
                              (Unaudited) and August 31, 1993                  3


                            Statements of Income - For the three-months
                              ended November 30, 1993 and 1992 (Unaudited)     4


                            Statements of Cash Flows - For the three-
                              months ended November 30, 1993 and 1992
                              (Unaudited)                                      5


                            Notes to Financial Statements (Unaudited)          7


              Item 2.       Management's Discussion and Analysis of
                              Financial Condition and Results of
                              Operations                                      10



PART II.      OTHER INFORMATION


              Item 6.       Exhibits and Reports on Form 8-K                  14

                                    PART I.
                             FINANCIAL INFORMATION

Item 1.    Financial Statements.

                     AMERICAN SOUTHWEST FINANCE CO., INC.
                                BALANCE SHEETS

                                    ASSETS

                                                                                 November 30             August 31
                                                                                        1993                  1993
                                                                         -------------------   -------------------
                                                                                 (Unaudited)
 Cash and Cash Equivalents                                                     $      36,045           $   722,092
 Receivables Pursuant to Funding
                   Agreements - Notes 2 and 3
                     Principal - (Net of issue discount of
                            $109,295 and $119,688, respectively)                   8,871,280             8,860,887
                     Interest                                                        370,449                92,612
 Receivables from Affiliate - Note 4
                   Principal                                                       1,684,211               979,704
                   Interest                                                            7,727                 6,531
 Other Receivables, primarily refundable
                   income taxes                                                       52,853                55,420
                                                                         -------------------   -------------------

                            Total Assets                                         $11,022,565           $10,717,246
                                                                          ==================    ==================


                                        LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities
                   Bonds Payable - Notes 2 and 3
                     Principal - (Net of issue discount of
                            $109,295 and $119,688, respectively)                $  8,871,280          $  8,860,887
                     Interest                                                        370,449                92,612
                   Accounts Payable                                                    9,125                   499
                                                                         -------------------   -------------------

                            Total Liabilities                                      9,250,854             8,953,998
                                                                         -------------------   -------------------

 Shareholders' Equity
                   Class A Common Stock, $.10 par value;
                     100,000 shares authorized; 25,000 shares issued
                     and 19,000 shares outstanding                                     2,500                 2,500
                   Class B Common Stock, $.10 par value;
                     50,000 shares authorized; 36,000 shares issued
                     and outstanding                                                   3,600                 3,600
                   Capital in excess of par value                                    100,200               100,200
                   Retained earnings                                               1,679,129             1,670,666
                                                                         -------------------   -------------------
                                                                                   1,785,429             1,776,966
                   Less:  Treasury Stock - at cost,
                     Class A Common Stock, 6,000 shares                               13,718                13,718
                                                                         -------------------   -------------------

                            Total Shareholders' Equity                             1,771,711             1,763,248
                                                                         -------------------   -------------------
                            Total Liabilities and
                               Shareholders' Equity                              $11,022,565           $10,717,246
                                                                          ==================    ==================





   The accompanying notes are an integral part of these financial statements.

                                     AMERICAN SOUTHWEST FINANCE CO., INC.
                                             STATEMENTS OF INCOME
                                                  (Unaudited)

                                                                                 For the                   For the
                                                                            three months              three months
                                                                                   ended                     ended
                                                                             November 30               November 30
                                                                                    1993                      1992
                                                                  ----------------------   -----------------------
 REVENUES

 Interest
   Pursuant to Funding Agreements - Note 2
                                                                                $288,230               $ 2,209,317
   Other                                                                          25,759                     7,646
 Administrative Fees                                                                 551                     1,985
 Redemption Income - Note 3                                                                                786,890
                                                                  ----------------------   -----------------------
                                                                                 314,540                 3,005,838
                                                                  ----------------------   -----------------------
 COST AND EXPENSES

 Interest on Bonds - Note 3                                                      288,230                 2,209,317
 Other Expenses                                                                   15,847                    13,814
                                                                  ----------------------   -----------------------
                                                                                 304,077                 2,223,131
                                                                  ----------------------   -----------------------

 INCOME BEFORE TAXES                                                              10,463                   782,707

 Provision for Income Taxes                                                        2,000                   314,000
                                                                  ----------------------   -----------------------

 NET INCOME                                                                     $  8,463                 $ 468,707
                                                                  ======================    ======================

 EARNINGS PER SHARE OF CLASS A COMMON STOCK - Note 5
                                                                                $    .44                $    21.30
                                                                  ======================   =======================

 Weighted average number of Class A
   shares outstanding                                                             19,000                    22,000
                                                                  ======================   =======================





   The accompanying notes are an integral part of these financial statements.

                                      AMERICAN SOUTHWEST FINANCE CO., INC.
                                           STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                         For the                   For the
                                                       three months              three months
                                                          ended                     ended
                                                        November 30               November 30
                                                           1993                      1992
                                              ---------------------    ----------------------
 CASH FLOWS FROM OPERATING ACTIVITIES

 Net Income                                               $   8,463               $   468,707
                                              ---------------------               -----------

 Adjustments to reconcile net income to net cash (used in) provided by operating activities:

      Amortization of discount on
      Receivables Pursuant to Funding                      (10,393)                  (11,713)
        Agreements
      Amortization of discount on Bonds
        Payable                                             10,393                    11,713
      Increase in Interest Receivable
        Pursuant to Funding Agreements                    (277,837)                 (109,046)
      Increase in Receivables from                        (705,703)
        Affiliate
      Decrease in Other Receivables                          2,567                    38,047
      Increase in Interest Payable                         277,837                   109,046
      Increase in Accounts Payable                           8,626                   958,900
                                             ---------------------    ----------------------


        Total Adjustments                                 (694,510)                  996,947
                                             ---------------------    ----------------------


 Net cash (used in) provided by operating
   activities                                             (686,047)                1,465,654
                                             ---------------------    ----------------------



  The accompanying notes are an integral part of these financial statements.

                     AMERICAN SOUTHWEST FINANCE CO., INC.
                      STATEMENTS OF CASH FLOWS (CONT'D)
                                 (Unaudited)

                                                                                For the                   For the
                                                                           three months              three months
                                                                                  ended                     ended
                                                                            November 30               November 30
                                                                                   1993                      1992
                                                                  ---------------------    ----------------------
 CASH FLOWS FROM INVESTING ACTIVITIES

 Collection of Receivables Pursuant to Funding Agreements
                                                                                                       39,234,000
                                                                  ---------------------    ----------------------


 Net cash provided by investing activities                                                             39,234,000
                                                                  ---------------------    ----------------------



 CASH FLOWS FROM FINANCING ACTIVITIES

 Principal Reduction of Bonds Payable                                                                 (39,234,000)
 Acquisition and retirement of Class B Treasury Stock
                                                                                                             (100)
                                                                  ---------------------    ----------------------


 Net cash used in financing activities                                                                (39,234,100)
                                                                  ---------------------    ----------------------
 Net (decrease) increase in Cash and
   Cash Equivalents                                                            (686,047)                1,465,554
 Cash and Cash Equivalents at beginning of
   period                                                                       722,092                   542,568
                                                                  ---------------------    ----------------------

 Cash and Cash Equivalents at end of period                       $              36,045     $           2,008,122
                                                                  ======================    ======================



 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


 Cash paid for income taxes                                       $                        $
                                                                  =====================    ======================

 Cash paid for interest                                           $                        $            2,088,559
                                                                  =====================    ======================



Disclosure of accounting policy:
For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.





   The accompanying notes are an integral part of these financial statements.

                      AMERICAN SOUTHWEST FINANCE CO., INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization
                                     American Southwest Finance Co., Inc. (the
"Company") was organized for the purpose of issuing mortgage-collateralized bonds ("Bonds") in series ("Series") to facilitate the financing of long-term residential mortgage loans secured by single-family residences. The Bonds are collateralized by certificates of the Government National Mortgage Association, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation (collectively, all such certificates are referred to as "Mortgage Certificates") and by conventional mortgage loans (together with Mortgage Certificates referred to as "Mortgage Collateral"). The Company does not have and is not expected to have any significant assets other than cash and the assets pledged to secure specific Series of Bonds.

Fair Value of Financial Instruments
                                     The carrying value of the Company's
financial instruments approximates fair value.

NOTE 2 - FUNDING AGREEMENTS
                                     The Company and each Finance Company
participating in a Series of Bonds enter into a funding agreement with respect to each Series of Bonds (collectively the "Funding Agreements") pursuant to which the Company lends and such Finance Company borrows all or a portion of the proceeds from the sale of the Bonds of such Series. Each Finance Company agrees to repay its loan from the Company by causing payments to be made to the trustee (the "Trustee") for the related Series of Bonds on behalf of the Company in such amounts as are necessary to pay the principal of and interest on the Finance Company's loan made from the Company as it becomes due, and each Finance Company pledges to the

                      AMERICAN SOUTHWEST FINANCE CO., INC.
                     NOTES TO FINANCIAL STATEMENTS (CONT'D)
                                  (UNAUDITED)

NOTE 2 - FUNDING AGREEMENTS (cont'd)

Company Collateral as security for its loan. The Company assigns to the Trustee its entire right, title and interest in the Collateral and all proceeds thereof pledged under the Funding Agreements as security for such Series of Bonds.
                                     Funds generated by principal and interest
payments on the Funding Agreements securing a Series of Bonds are held by the Trustee until the payment dates for the Bonds. Amounts not required to make principal and interest payments on the Bonds of a Series are used to pay current fees and expenses, held in reserve funds for future fees and expenses, held in special reserve funds securing the Bonds or paid to the Finance Companies pursuant to the Funding Agreements.

NOTE 3 - BONDS PAYABLE
                                     Each Series of Bonds that has been issued
is a nonrecourse obligation of the Company payable solely from the Mortgage Collateral and other collateral (together the "Collateral") pledged to secure such Series of Bonds. Neither the Company nor the participating finance companies ("Finance Companies") have guaranteed, or otherwise are obligated to pay the Bonds of a Series except from the proceeds of the Collateral securing such Series of Bonds.
                                     The indenture supplements relating to each
Series of Bonds issued by the Company have call provisions which give the Company the option of redeeming such Bonds in whole or in part when specific criteria are met. The Company exercised the right to redeem the outstanding Bonds of all but one of the Series issued by the Company during the fiscal years ended August 31, 1993, 1992 and 1991 and anticipates redeeming the remaining Series in February 1994. At the time of a redemption, with the consent of each participating Finance Company and the Trustee, the Company sells the underlying Mortgage Collateral and cancels the

                      AMERICAN SOUTHWEST FINANCE CO., INC.
                     NOTES TO FINANCIAL STATEMENTS (CONT'D)
                                  (UNAUDITED)

NOTE 3 - BONDS PAYABLE (cont'd)

appropriate Funding Agreements. The Company simultaneously applies the proceeds from such sales to redeem the Bonds and remits the remainder to the participating Finance Companies after charging each a prepayment penalty. Prepayment penalties, recorded as Redemption Income, are assessed in accordance with specific policies established by the Company.

NOTE 4 - RELATED PARTY TRANSACTIONS
                                     At November 30, 1993 and August 31, 1993,
Receivables from Affiliate consisted primarily of loans to American Southwest Financial Corporation ("ASFC"), who utilized the funds to effect optional class redemptions on certain of its Bonds.

NOTE 5 - EARNINGS PER SHARE
                                     Earnings per share calculations are based
on the weighted average number of Class A common shares outstanding, since voting and dividend rights are limited to Class A shareholders. Class B shareholders' rights are limited to a return of capital upon dissolution together with a share of the Company's profits, if any, upon dissolution, provided such profits were not paid to Class A shareholders as dividends prior to such dissolution.

NOTE 6 - ESCROWED RESERVE FUNDS
                                     The Company maintains and invests, on
behalf of participating Finance Companies, certain funds ("Escrowed Reserve Funds") held primarily for future Bond administration expenses. The Escrowed Reserve Funds are not included in the Company's assets or liabilities on the accompanying balance sheets as of November 30, 1993 and August 31, 1993.

                      AMERICAN SOUTHWEST FINANCE CO., INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     The Company was organized for the purpose
of issuing various Series of Bonds to facilitate the financing of long-term residential mortgage loans secured by single-family residences. The Company does not have and is not expected to have any significant assets other than cash and the assets pledged to secure specific Series of Bonds. On the closing of a Series of Bonds issued by the Company, the Company applies the net proceeds of the Bonds toward the simultaneous purchase or the repayment of indebtedness with respect to the Mortgage Collateral securing such Series of Bonds or to fund loans to participating Finance Companies pursuant to Funding Agreements. The Company last issued a Series of Bonds in July 1987. Issuance fees ("Bond Issuance Fees") charged for each Series of Bonds issued by the Company are used to pay Bond offering expenses.

Results of Operations
                                     The Company's net income for the
three-month period ended November 30, 1993 was significantly lower when compared to the same period in 1992. The current three-month period net income resulted from Other Interest Income while the net income for the 1992 three-month period resulted primarily from Redemption Income and Other Interest Income.
                                     The Company's principal source of revenue
is Interest Pursuant to Funding Agreements which is completely offset by Interest Expense on Bonds. See Notes 2 and 3 of the accompanying Financial Statements. Interest Income and related Interest Expense have declined significantly due to (i) regular payments and prepayments on the Mortgage Collateral securing the various series of Bonds, and (ii) the sale of Mortgage Collateral in conjunction with Bond redemptions. The Company anticipates that it will no longer receive Interest Income pursuant

                      AMERICAN SOUTHWEST FINANCE CO., INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd).

to Funding Agreements, nor incur the related Interest Expense subsequent to its 1994 fiscal year if the Company exercises its right to redeem the remaining Series outstanding. Future operations, if any, will depend upon the Company's ability to issue new Series of Bonds or engage in other business activities deemed appropriate by the Company's Board of Directors.
                                     Other Interest Income consists primarily
of interest earned on the Company's Cash, Cash Equivalents and Receivables from Affiliate. The Company's increase in Other Interest Income for the three-month period ended November 30, 1993 as compared to the same period in 1992 is due to greater amounts of cash generated from net income and available for investment.
                                     The Company derives Administrative Fees by
charging Finance Companies for administration of current Bond administration funds. Fees vary depending on investment returns on these funds held by the Company specifically for payment of current Bond administration expenses. At the time of a full redemption of a Series of Bonds, excess current Bond administration funds are returned to the Finance Companies. The redemptions of all but one Series of Bonds have resulted in a reduction of Bond administration funds and a like reduction of Administrative Fees for the three-month period ended November 30, 1993 as compared to the same period in 1992. Current Bond administration funds are a portion of the Escrowed Reserve Funds administered and invested by the Company on behalf of the Finance Companies. See Note 6 of the accompanying financial statements.
                                     The amount of interest income received on
the Collateral securing the various Series of Bonds issued by the Company, the rate at which principal prepayments are made on such Collateral, the amount of Other Interest Income

                      AMERICAN SOUTHWEST FINANCE CO., INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd).

earned on the Company's Cash and Cash Equivalents, and the amounts ("Surplus") distributed to the Finance Companies depend upon prevailing interest rates and are significantly affected by interest rate fluctuations. However, since Surplus (generally, the right to receive the remaining cash flow available on Collateral after debt service and payment of administrative expenses on Bonds) is payable to the Finance Companies, the risks associated with fluctuations in interest rates are borne primarily by the Finance Companies rather than by the Company.

Liquidity and Capital Resources
                                     During the three-month period ended
November 30, 1993 the Company collected the loan to ASFC of $979,704 with interest and made additional loans to ASFC of $1,684,211. The increase in Receivables from Affiliate was the primary use of capital during this three-month period. The loans were repaid with interest on January 4, 1994 at a yield of 6.00%.
                                     The Company anticipates that funds to meet
its current and future operating needs will be provided from current cash and future operations.

Impact of Inflation and Changing Prices
                                     The primary revenue producing activities
of the Company, Bond issuances and redemptions, are impacted by interest rates which in turn are affected by numerous factors. These factors include conditions in financial markets, the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System, international economic and financial conditions and other factors, none of which can be predicted with any certainty.
                                     Virtually all of the assets and
liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact

                      AMERICAN SOUTHWEST FINANCE CO., INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd).

on the performance of the Company than the effects of general levels of inflation since changes in prevailing interest rates will affect the availability, cost, and expected maturity of Collateral. This in turn will affect the Company's ability to issue new Series of Bonds and earn Bond Issuance Fees. Changes in interest rates (particularly long-term interest rates) also affect the timing and profit potential of Bond redemptions, with lower rates being a positive factor and higher rates being a negative factor. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services since such prices are affected by inflation while interest rates generally are not affected to the same degree. Nevertheless, neither changes in interest rates nor inflationary pressures are expected to significantly affect the ability of the Company to meet its obligations as they become due because (i) each Series of Bonds is secured by Collateral paying interest at fixed rates, and (ii) interest on each Class of Bonds is paid at fixed rates.

                      AMERICAN SOUTHWEST FINANCE CO., INC.

                                    PART II

                               OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

        (a)      Exhibits:  None.

        (b)      Reports on Form 8-K:  None.

                                   SIGNATURES



                                     Pursuant to the requirements of the
Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      AMERICAN SOUTHWEST FINANCE CO., INC.




Date: January 12, 1994        /s/  G. Thomas Eggebrecht
                              _________________________
                              G. Thomas Eggebrecht
                              President and Chief Executive Officer




Date: January 12, 1994       /s/  Richard H. Hackett
                             __________________________
                             Richard H. Hackett
                             Executive Vice President, Treasurer and Chief
                             Financial and Accounting Officer