Form 10-Q
period 1993-12-31
AMERICAN SOUTHWEST FINANCIAL CORP
filed 1994-02-14
CIK 706236

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1993

                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number  2-81457

                       AMERICAN SOUTHWEST FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)


            Arizona                                86-0439495
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                   Identification Number)

  2390 East Camelback Road, Suite 225, Phoenix, AZ           85016
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

Yes    X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding as of February 10, 1994:

                       Class A - 18,000        Class B - 36,200

                               AMERICAN SOUTHWEST FINANCIAL CORPORATION


                                                 INDEX

                                                                   Page No.
PART I.     FINANCIAL INFORMATION

      Item 1.     Financial Statements.

        Balance Sheets - December 31, 1993 (Unaudited)
          and June 30, 1993                                            3

        Statements of Operations - For the three months
          ended December 31, 1993 and 1992 (Unaudited) and
          for the six months ended December 31, 1993 and
          1992 (Unaudited)                                             5

        Statements of Cash Flows - For the six months
          ended December 31, 1993 and 1992 (Unaudited)                 6

        Notes to Financial Statements
          (Unaudited)                                                  8

      Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations.        15


PART II.    OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K.                      22

                                                PART I.
                                         FINANCIAL INFORMATION

Item 1.  Financial Statements.

                               AMERICAN SOUTHWEST FINANCIAL CORPORATION
                                            BALANCE SHEETS

                                                ASSETS

                                                            December 31            June 30
                                                                   1993               1993
                                                      -----------------  -----------------
                                                            (Unaudited)

 Cash and cash equivalents                            $          15,819  $       3,989,969
 Receivables pursuant to Funding
   Agreements - Notes 2 and 3
     Principal - (Net of issue discount of
       $16,203,809 and $22,885,638, respectively)           577,821,183        904,618,248
     Interest                                                13,413,126         20,100,416
 Mortgage Securities - Notes 2 and 3
   Principal - (Net of purchase discount of
     $40,017,119 and $52,776,968, respectively)             872,070,422      1,146,695,390
   Interest                                                   9,863,831         12,683,480
 Other receivables, primarily interest and prepaid
   income taxes                                                 646,860            431,685
 Advances to affiliates                                                            660,000
                                                      -----------------  -----------------

       Total Assets                                   $   1,473,831,241  $   2,089,179,188
                                                      =================  =================

The accompanying notes are an integral part of these financial statements.

                               AMERICAN SOUTHWEST FINANCIAL CORPORATION
                                        BALANCE SHEETS (CONT'D)

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                                            December 31            June 30
                                                                   1993               1993
                                                      -----------------  -----------------
                                                            (Unaudited)

 Liabilities
 Bonds Payable - Notes 2 and 3
   Principal - (Net of issue discount of
     $56,220,928 and $75,662,606, respectively)       $   1,441,965,752  $   2,050,490,494
   Interest                                                  23,139,798         32,771,892
 Accounts payable - Note 3                                       77,752            229,316
 Payable to affiliates - Notes 3 and 4
   Loan principal                                             1,100,000
   Other                                                        920,439            400,000
                                                      -----------------  -----------------
       Total Liabilities                                  1,467,203,741      2,083,891,702
                                                      -----------------  -----------------
 Shareholders' Equity
   Class A Common Stock, $.10 par value; 100,000
     shares authorized, 25,000 shares issued;
     18,000 shares outstanding at December 31, 1993
     and 19,000 shares outstanding at June 30, 1993               2,500              2,500
   Class B Common Stock, $.10 par value; 50,000
     shares authorized, 36,200 shares issued and
     outstanding                                                  3,620              3,620
   Capital in excess of par value                                99,480             99,480
   Retained earnings                                          6,736,059          5,250,606
                                                      -----------------  -----------------
                                                              6,841,659          5,356,206
   Less: Treasury stock - at cost, Class A Common
     Stock, 7,000 shares at December 31, 1993 and
     6,000 shares at June 30, 1993 - Note 4                     214,159             68,720
                                                      -----------------  -----------------
       Total Shareholders' Equity                             6,627,500          5,287,486
                                                      -----------------  -----------------
       Total Liabilities and Shareholders' Equity     $   1,473,831,241  $   2,089,179,188
                                                      =================  =================

The accompanying notes are an integral part of these financial statements.

                               AMERICAN SOUTHWEST FINANCIAL CORPORATION
                                       STATEMENTS OF OPERATIONS
                                              (Unaudited)

                                    For the        For the         For the        For the
                               three months   three months      six months     six months
                                      ended          ended           ended          ended
                                December 31    December 31     December 31    December 31
                                       1993           1992            1993           1992
                              -------------   ------------   -------------   ------------
 REVENUES

   Interest
     Pursuant to Funding
       Agreements - Notes 2
       and 3                  $  17,096,514   $ 32,529,696   $  39,010,358   $ 68,440,393
     Mortgage Securities-
       Notes 2 and 3             24,227,736     34,266,887      51,765,988     69,632,398
     Other                          300,154        499,474         647,484        908,560
   Management fees                   18,257         19,307          35,703         39,610
   Redemption income -
     Note 3                         874,728             57       2,627,328        856,708
                              -------------   ------------   -------------   ------------
                                 42,517,389     67,315,421      94,086,861    139,877,669
                              -------------   ------------   -------------   ------------
 COSTS AND EXPENSES

   Interest on Bonds -
     Note 3                      41,144,004     66,655,033      90,523,962    137,855,028
   Interest on other
     obligations - Notes 2
     and 3                                          93,288                        114,555
   Interest on loan from
     affiliates - Note 3             29,573                         43,467
   Management fees - Note 4         775,000        525,000         975,000        625,000
   Other expenses                    49,738        391,885          84,979      1,483,867
                              -------------   ------------   -------------   ------------
                                 41,998,315     67,665,206      91,627,408    140,078,450
                              -------------   ------------   -------------   ------------
 INCOME (LOSS) BEFORE TAXES         519,074       (349,785)      2,459,453       (200,781)

 Provision (Benefit)
   for Income Taxes                 205,000       (125,000)        974,000        (70,000)
                              -------------   ------------   -------------   ------------
 NET INCOME (LOSS)            $     314,074   $   (224,785)  $   1,485,453   $   (130,781)
                              =============   ============   =============   ============
 EARNINGS (LOSS) PER
   SHARE - Note 5             $       16.54   $     (10.22)  $       78.20   $      (5.95)
                              =============   ============   =============   ============
 Weighted average number of
   Class A shares
   outstanding                       18,989         21,989          18,995         21,994
                              =============   ============   =============   ============

The accompanying notes are an integral part of these financial statements.

                               AMERICAN SOUTHWEST FINANCIAL CORPORATION
                                       STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                          For the            For the
                                                       six months         six months
                                                            ended              ended
                                                      December 31        December 31
                                                             1993               1992
                                                 ----------------   ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                               $      1,485,453   $       (130,781)
                                                 ----------------   -----------------

 Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:

   Principal accretion on receivables
     pursuant to Funding Agreements                   (10,128,006)       (12,771,260)
   Principal accretion on Mortgage
     Securities                                        (3,837,628)        (5,273,536)
   Principal accretion on Bonds Payable                13,965,634         18,044,796
   Amortization of discount on
     receivables pursuant to Funding Agreements        (6,681,829)        (6,761,005)
   Amortization of discount on Mortgage
     Securities                                       (12,759,849)       (10,015,483)
   Amortization of discount on Bonds
     Payable                                           19,441,678         16,776,488
   Decrease in interest receivable
     pursuant to Funding Agreements                     6,687,290          6,931,249
   Decrease in interest receivable on
     Mortgage Securities                                2,819,649          2,325,025
   Increase in other receivables                         (215,176)          (293,805)
   Decrease (increase) in advances to
     affiliates                                           660,000           (407,498)
   Decrease in interest payable - Bonds                (9,632,094)        (9,250,736)
   Decrease in interest payable on
     other obligations                                                       (23,075)
   Decrease in accounts payable                          (151,564)        (2,537,903)
   Increase (decrease) in payable
     to affiliates                                        520,439           (302,387)
                                                 ----------------   ----------------
       Total Adjustments                                  688,544         (3,559,130)
                                                 ----------------   ----------------
 Net cash provided by (used in)
   operating activities                                 2,173,997         (3,689,911)
                                                 ----------------   ----------------

The accompanying notes are an integral part of these financial statements.

                               AMERICAN SOUTHWEST FINANCIAL CORPORATION
                                   STATEMENTS OF CASH FLOWS (CONT'D)
                                              (Unaudited)

                                                          For the            For the
                                                       six months         six months
                                                            ended              ended
                                                      December 31        December 31
                                                             1993               1992
                                                 ----------------   ----------------
 CASH FLOWS FROM INVESTING ACTIVITIES

   Collection of receivables pursuant to
     Funding Agreements                               343,606,900        324,697,252
   Principal payments on Mortgage
     Securities                                       291,222,445        275,615,632
                                                 ----------------   ----------------
 Net cash provided by investing
   activities                                         634,829,345        600,312,884
                                                 ----------------   ----------------
 CASH FLOWS FROM FINANCING ACTIVITIES

   Principal reduction of Bonds Payable              (641,932,053)      (599,975,287)
   Reduction in other obligations                                           (801,854)
   Loan from affiliate                                  1,100,000
   Acquisition of Class A Treasury Stock                 (145,439)            (8,311)
   Acquisition of Class B Treasury Stock                                        (100)
                                                 ----------------   ----------------
 Net cash used in financing activities               (640,977,492)      (600,785,552)
                                                 ----------------   ----------------
 Net decrease in cash and cash
   equivalents                                         (3,974,150)        (4,162,579)
 Cash and cash equivalents at beginning of
   period                                               3,989,969          4,203,830
                                                 ----------------   ----------------
 Cash and cash equivalents at end of period      $         15,819   $         41,251
                                                 ================   ================
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

   Cash paid for income taxes                    $      1,195,000   $      2,031,172
                                                 ================   ================
   Cash paid for interest                        $     80,757,846   $    130,474,508
                                                 ================   ================

Disclosure of accounting policy:
For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

The accompanying notes are an integral part of these financial statements.

                   AMERICAN SOUTHWEST FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

      American Southwest Financial Corporation (the "Company") was organized for the purpose of issuing mortgage-collateralized bonds ("Bonds") in series ("Series") consisting of one or more classes (each a "Class") to facilitate the financing of long-term residential mortgage loans secured by single-family residences. The Company last issued a Series of Bonds in September 1988. The Bonds are collateralized by certificates of the Government National Mortgage Association, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation (collectively, all such certificates are referred to as "Mortgage Certificates") and by conventional mortgage loans (together with Mortgage Certificates referred to as "Mortgage Collateral"). The Company does not have and is not expected to have any significant assets other than cash and the assets pledged to secure specific Series of Bonds.
      Each Series of Bonds that has been issued is a nonrecourse obligation of the Company payable solely from the Mortgage Collateral and other collateral (together the "Collateral") pledged to secure such Series of Bonds. Neither the Company, the participating finance companies ("Finance Companies") nor the holders of the residual interest in the REMICs (defined below), as applicable, have guaranteed, or otherwise are obligated to pay the Bonds of a Series except from the proceeds of the Collateral securing such Series of Bonds. The Company has made elections to treat the arrangement by which the Collateral securing certain Series of Bonds is held as "real estate mortgage investment conduits" ("REMICs") for federal income tax purposes. The residual interests in the REMICs (generally, the right to receive the remaining cash flow available on Collateral after debt service and payment of administrative expenses on Bonds) are owned by persons other than the Company.

NOTE 2 -  MORTGAGE COLLATERAL

      As a result of the elections by the Company to treat the arrangement by which the Collateral securing certain Series of Bonds is held as REMICs, the related income and expense of each such Series is reported as a separate entity for federal income tax purposes. For financial statement purposes, the Mortgage Collateral securing the Bonds of a Series, including the REMICs, is presented on the balance sheets as (i) "Receivables Pursuant to Funding Agreements" (defined below) if the Mortgage Collateral securing such Series is owned by Finance Companies and pledged by such Finance Companies to the Company pursuant to funding agreements, or (ii) "Mortgage Securities" if the Mortgage Collateral securing such Series is owned by the Company. The Bonds secured by the Mortgage Collateral are presented as "Bonds Payable".
      With respect to a Series of Bonds for which the Mortgage Collateral securing such Series is owned by the Finance Companies and pledged to the
Company, the Company and each Finance Company participating in such Series enter into a funding agreement ("Funding Agreement") with respect to such Series pursuant to which the Company lends and such Finance Company borrows all or a portion of the proceeds from the sale of the Bonds of such Series. Each participating Finance Company agrees to repay its loan from the Company by causing payments to be made to the trustee (the "Trustee") for the related Series of Bonds on behalf of the Company in such amounts as are necessary to pay the principal of and interest on the Finance Company's loan from the Company as it becomes due, and each Finance Company pledges to the Company Collateral as security for its loan. The Company assigns to the Trustee its entire right, title and interest in the Collateral and all proceeds thereof pledged under the Funding Agreements as security for such Series of Bonds.
      Funds generated by principal and interest payments on the Mortgage Collateral securing a Series of Bonds are held by the Trustee until the payment dates for the Bonds of such Series. Amounts not required to make principal and interest payments on the Bonds of a Series are used to pay current fees and expenses, held in reserve funds for future fees and expenses, held in special reserve funds securing the Bonds, paid to the Finance Companies pursuant to the Funding Agreements, if any, or paid to the purchaser of the residual interest in the REMIC, if any, with respect to such Series.

NOTE 3 -    BOND REDEMPTIONS

      The indenture supplements (the "Series Supplements") relating to certain Series of Bonds issued by the Company provide that the Company has the option to redeem such Bonds in whole or in part when specific criteria are met. The following table sets forth the redemptions that occurred during the six-month period ended December 31, 1993:

                    Series    Principal Portion
         Date       (Class)   of Bonds Redeemed         Description
       --------   ---------   -----------------   -------------------
       07/01/93        N      $      16,369,983   Redemption in whole
       07/15/93        2                274,000   Redemption in whole
       07/15/93        7                774,000   Redemption in whole
       08/01/93        D              8,062,895   Redemption in whole
       09/01/93      F(4)             1,641,897   Redemption in part
       09/01/93      42(D)              454,000   Redemption in part
       09/20/93        F                650,708   Redemption in whole
       09/23/93       52             20,969,000   Redemption in whole
       09/27/93     45(B&C)          26,762,767   Redemption in part
       09/30/93       54              3,336,000   Redemption in part
       10/08/93        E              2,474,732   Redemption in whole
       11/01/93        O             11,606,038   Redemption in whole
       11/01/93       47             13,585,000   Redemption in whole
       12/30/93       59             10,639,000   Redemption in whole


      At the time of a redemption, with the consent of each participating Finance Company and the Trustee, the Company sells the underlying Mortgage Collateral and cancels the appropriate Funding Agreements. The Company utilizes the proceeds from such sales to redeem the Bonds and remits the remainder to the participating Finance Companies after charging each a prepayment penalty. Prepayment penalties, including those charged to affiliates, are assessed in accordance with specific policies established by the Company. Any deviation from these policies necessary to address unique Bond structures, Collateral or other factors requires the approval of the Company's Board of Directors, including a majority of the Directors who have no financial or other interest in the matter. Included in accounts payable at June 30, 1993 is a liability of $212,983 due to Finance Companies that participated in the Series E partial redemptions. Expenses related to the redemptions are included in other expenses. Although redemption opportunities are favorable in the current interest rate environment, the benefits of redemptions are not predictable due to a variety of factors including uncertainty of the time at which the Company may effect redemptions of the outstanding Bonds, prevailing interest rates, other similar market factors and, in certain circumstances, limitations under agreements entered into by the Company.
      Additionally, during the six-month periods ended December 31, 1993 and 1992, the Company exercised its right (pursuant to the indenture and the applicable Series Supplements) to effect the optional Class redemptions (known as "clean-up calls") of the remaining outstanding amounts of certain Classes of Bonds, utilizing corporate cash, funds owned by Finance Companies
("Escrowed Reserve Funds" - see Note 6) and funds borrowed from affiliates. Pursuant to the clean-up calls, payments of principal and interest that would otherwise be payable to the holders of Bonds so redeemed are paid by the Trustee to the Company. To the extent corporate cash was utilized to effect clean-up calls of Classes of Bonds, the Company did not record any interest expense on the Bonds, and retained the associated portion of interest income pursuant to Funding Agreements. To the extent Escrowed Reserve Funds were utilized to effect the clean-up calls of Classes of Bonds during the 1992 periods presented, the Company credited all principal and interest (presented as interest on other obligations) to the Escrowed Reserve Funds. In 1993, the Company borrowed funds from affiliates to effect certain clean-up calls, paying interest to such affiliates at the prime interest rate (6.00% at December 31, 1993). All interest was paid on the loans from affiliates through December 31, 1993. Interest expense on Bonds is less than interest income related to Funding Agreements and Mortgage Securities due to these clean-up calls.

NOTE 4 -    RELATED PARTY TRANSACTIONS

      The Company receives the use of office space, equipment, and certain managerial, administrative, financial and other services from an affiliate, American Southwest Financial Services, Inc. ("ASFS") pursuant to the terms of an agreement (the "Mortgage Issuance and Administration Agreement") between the Company and ASFS. The Mortgage Issuance and Administration Agreement generally provides for the Company to pay ASFS, on a quarterly basis, the shortfall between the total fees earned for both the securities issuance services and the securities administration services ASFS performs, and 110% of the overhead of ASFS, subject to scheduled adjustments. Management fees payable to ASFS at December 31, 1993 and June 30, 1993 are $775,000 and $400,000, respectively, and are included in payable to affiliates. For each Series of Bonds, ASFS also receives administration fees which are paid from the cash held as Escrowed Reserve Funds or by the Trustee and are not expenses of the Company. The holders of Class A Stock of the Company and of American Southwest Finance Co., Inc., an affiliate, own 100% of the Class A Stock of American Southwest Affiliated Companies ("ASAC"), parent company of ASFS and various other affiliates. Included in payable to affiliates is $145,439 due to a subsidiary of ASAC for the acquisition of 1,000 shares of Class A Treasury Stock on December 31, 1993.
      Related party transactions involving the Company and Escrowed Reserve Funds are discussed in Notes 3 and 6.

NOTE 5 -    EARNINGS PER SHARE

      Earnings per share calculations are based on the weighted average number of Class A common shares outstanding since voting and dividend rights are limited to Class A shareholders. Class B shareholders' rights are limited to a return of capital upon dissolution together with a share of the Company's profits, if any, upon dissolution, provided such profits were not paid to Class A shareholders as dividends prior to such dissolution.

NOTE 6 -    ESCROWED RESERVE FUNDS

      The Company maintains, and invests on behalf of participating Finance Companies, Escrowed Reserve Funds held for current and future Bond administration expenses. These funds are not included in the Company's assets or liabilities on the accompanying balance sheets as of December 31, 1993 and June 30, 1993.
      The Company believes that the Escrowed Reserve Funds at December 31, 1993, if needed, as well as ongoing fees charged to participating Finance Companies, are sufficient to meet the future Bond administration obligations, including the obligation to ASFS under the Mortgage Securities Issuance and Administration Agreement.

NOTE 7 -    RECLASSIFICATIONS

      Certain amounts previously reported for 1992 have been reclassified to conform with the 1993 presentation.

NOTE 8 -    MANAGEMENT REPRESENTATION

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial results for the interim periods presented.

                   AMERICAN SOUTHWEST FINANCIAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The Company was organized for the purpose of issuing mortgage-collateralized Bonds in Series to facilitate the financing of long-term residential mortgage loans secured by single-family residences. The Company does not have and is not expected to have any significant assets other than cash and the assets pledged to secure specific Series of Bonds. On the closing of a Series of Bonds issued by the Company, the Company applies the net proceeds of the Bonds toward the simultaneous purchase or the repayment of indebtedness with respect to the Mortgage Collateral securing such Series of Bonds or to fund loans to Finance Companies pursuant to Funding Agreements (see Note 2 of the Financial Statements). The Company last issued a Series of Bonds in September 1988. Issuance fees ("Bond Issuance Fees") charged for each Series of Bonds issued by the Company are used to pay Bond offering expenses.
      Each Series of Bonds that has been issued is a nonrecourse obligation of the Company, payable solely from the Collateral pledged to secure such Series of Bonds. Neither the Company nor the Finance Companies guarantee or are obligated to pay the Bonds of a Series except from the proceeds of the Collateral securing such Series of Bonds. The Company has made elections to treat the arrangement by which the Collateral securing certain Series of Bonds is held as REMICs for federal income tax purposes.

Results of Operations

      The Company's net income for the three and six-month periods ended December 31, 1993 resulted primarily from redemption income and other interest income. During the three and six-month periods ended December 31, 1992, the Company incurred one-time professional fees and other costs associated with a litigation settlement disclosed in the Company's Annual Report on Form 10-K for

June 30,  1993, and as  a result incurred net  losses for  the 1992 periods. The increases in redemption income in the three and six-month periods ended December 31, 1993 over redemption income for the same periods in 1992 were primarily due to an unprecedented volume of prepayments on the Mortgage Collateral underlying the Company's Funding Agreements and Mortgage Securities as homeowners nationwide refinanced their mortgages to lower their payments. The increase in prepayments is a direct result of significantly lower mortgage interest rates which have fallen to their lowest levels in over 20 years.
      Prepayments due to lower interest rates generally affect the Company positively since they may accelerate redemptions made by the Company as provided in certain Series Supplements. See Note 3 of the Financial Statements. Additionally, greater proceeds may result in a low interest rate environment from the higher sales price received upon the sale of Mortgage Collateral underlying each Series which has met the criteria for redemption. During the six-month period ended December 31, 1993 the Company redeemed or partially redeemed 13 Series totaling $117,600,020 of Bond principal, as compared to three Series totaling $31,431,637 of Bond principal during the same period in 1992. At the time of a redemption, with the consent of each participating Finance Company and the Trustee, the Company sells the underlying Mortgage Collateral and cancels the appropriate Funding Agreements. The Company simultaneously applies the proceeds from such sales to redeem the Bonds and remits the remainder to the participating Finance Companies after charging each a prepayment penalty. The prepayment penalties are presented as redemption income. Although redemption opportunities have been favorable in the current interest rate environment, the benefits of redemptions are not predictable due to a variety of factors including uncertainty of the time at which the Company may effect redemptions of the outstanding
Bonds, prevailing interest rates, other similar market factors and, in certain circumstances, limitations under agreements entered into by the Company.
      The Company's principal sources of revenue are interest pursuant to Funding Agreements and interest from Mortgage Securities, both of which are substantially offset by interest expense on Bonds. See Notes 2 and 3 of the accompanying Financial Statements. The interest income and related interest expense has declined for the three and six-month periods ended December 31, 1993 as compared to the three and six-month periods ended December 31, 1992 due to (i) regular payments and prepayments on the Mortgage Collateral securing the various series of Bonds, (ii) the sale of Mortgage Collateral in conjunction with Bond redemptions, and (iii) the clean-up calls on certain Classes of Bonds. These same factors caused the reductions in the amounts of Collateral and Bonds outstanding.
      The Company anticipates that interest income and related interest expense from these sources will continue to decline due to the current low interest rate environment which encourages prepayments of residential mortgages with higher than current market interest rates, future redemptions, clean-up calls and the fact that the Company has not issued a new Series of Bonds since 1988.
      Other interest income consists primarily of (i) interest earned on the reinvestment of the monthly payments on the Collateral (for certain non-REMIC Series of Bonds issued by the Company) prior to the assumed deposit date for such Series as defined in the related Series Supplements and (ii) to a much lesser degree, interest earned on the Company's cash and cash equivalents. The Company's other interest income is primarily affected by changes in prepayments on the Mortgage Collateral which result in an increase or decrease in the amount of monthly  payments available  for  reinvestment by  the  Trustee prior  to  the assumed deposit date. Such prepayments have caused a reduction in the Collateral securing the Company's non-REMIC Bonds and, consequently, a decrease in the amount of the monthly payments on the Collateral which may be reinvested by the Trustee prior to the assumed deposit date, resulting in reduced other interest income for the three and six-month periods ended
December 31, 1993 as compared to the three and six-month periods ended December 31, 1992. In the long-term, other interest income attributable to reinvested payments is expected to continue to decrease since the Company is not likely to issue additional non-REMIC Series of Bonds as a result of changes in the Internal Revenue Code.
      The amount of interest income received on the Collateral securing the various Series of Bonds issued by the Company, the rate at which principal prepayments are made on such Collateral, the amount of other interest income earned from the reinvestment of monthly payments on such Collateral, the amount of other interest income earned on the Company's cash and cash equivalents, the interest rates payable by the Company on certain Classes of Bonds issued by it, and the amounts ("Surplus") distributed to the Finance Companies or to the holders of the residual interests in the REMICs depend upon prevailing interest rates and are significantly affected by interest rate fluctuations. However, since Surplus (generally, the right to receive the remaining cash flow available on Collateral after debt service and payment of administrative expenses on Bonds) is payable to the Finance Companies or to the holders of the residual interests in the REMICs, the risks associated with fluctuations in interest rates are borne primarily by the Finance Companies, the holders of certain Classes of Bonds and the holders of the residual interests in the REMICs rather than by the Company.

      The Company derives management fee revenue from fees charged to the Finance Companies for management of current Bond administration funds. Fees vary depending on investment returns on these funds held by the Company specifically for payment of current Bond administration expenses. At the time of a full redemption of a Series of Bonds, excess current Bond administration funds are returned to the Finance Companies. This reduction of funds, and to a lesser extent the low short-term interest rate environment, account for the reduced management fee revenue for the three and six-month periods ended December 31, 1993 as compared to the same periods in 1992. Current Bond administration funds are a portion of the Escrowed Reserve Funds administered and invested on behalf of the Finance Companies by the Company. See Note 6 of the Financial Statements.
      Primary expenditures of the Company consist of management fees paid to ASFS and professional fees. The Company receives the use of office space, equipment, and certain managerial, administrative, financial and other services pursuant to the terms of the Mortgage Securities Issuance and Administration Agreement between the Company and ASFS. The Mortgage Securities Issuance and Administration Agreement generally provides for the Company to pay ASFS management fees for certain services it performs (see
Note 4 of the Financial Statements). Management fees increased in the three and six-month periods ended December 31, 1993 as compared to the three and six-month periods ended December 31, 1992. These variances are a function of the timing of the issuance fees and Bond Administration fees earned by ASFS from other issuing entities and the operating overhead of ASFS, both of which directly affect the amount of management fees as explained in Note 4 of the Financial Statements.

      Professional fees, comprising substantially all of the Company's other expenses, fluctuate depending on the activities of the Company. During the three and six-month periods ended December 31, 1992, the Company incurred increased professional fees, included in other expenses, related to a litigation settlement disclosed in the Company's Annual Report on Form 10-K for June 30, 1993.

Liquidity and Capital Resources

      During the six-month period ended December 31, 1993 the Company utilized cash generated by earnings, reductions in other receivables, reductions in advances to affiliates and increases in payable to affiliates to invest in clean-up calls as described in Note 3 of the Financial Statements. The Company had $7,925,852 invested in clean-up calls at December 31, 1993. During the six-month period ended December 31, 1992 the Company used cash from operating activities to reduce accounts payable including $1,903,172 which was paid for income taxes for the fiscal year ended June 30, 1992. At December 31, 1992 the Company had $6,913,327 invested in clean-up calls.
      The Company anticipates that funds to meet its current and future operating needs will be provided from current cash and future operations.
      Each Series of Bonds that has been issued is a non-recourse obligation of the Company payable solely from the Collateral pledged to secure such Series of Bonds. The Company is not obligated to pay the Bonds of a Series from other than the proceeds of the Collateral securing such Series of Bonds.
      The Company believes that scheduled payments of principal and interest on the Collateral pledged to secure each Series of Bonds, together with amounts available from reserve funds established for such Bonds and any reinvestment income on such amounts, will provide sufficient funds (i) to pay principal and interest on such Bonds when due and to retire such Bonds not later than their respective stated maturities, and (ii) to pay related Bond administration expenses.

Impact of Inflation and Changing Prices

      The primary revenue producing activities of the Company (Bond issuance and redemptions) are impacted by interest rates, which in turn are affected by numerous factors. These factors include conditions in financial markets, the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System, international economic and financial conditions and other factors, none of which can be predicted with any certainty.
      Virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the performance of the Company than the effects of general levels of inflation since changes in prevailing interest rates will affect the availability, cost and expected maturity of Collateral. This in turn will affect the Company's ability to issue new Series of Bonds and earn Bond Issuance Fees. Changes in interest rates (particularly long-term interest rates) also affect the timing and profit potential of Bond redemptions, with lower rates being a positive factor and higher rates being a negative factor. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, since such prices are affected by inflation while interest rates generally are not affected to the same degree. Nevertheless, neither changes in interest rates nor inflationary pressures are expected to significantly affect the ability of the Company to meet its obligations as they become due because (i) each Series of Bonds is secured by Collateral paying interest at fixed rates, and (ii) interest on each Class of Bonds is paid at fixed rates, or at rates based on specified formulas subject to specific maximum limitations.

                   AMERICAN SOUTHWEST FINANCIAL CORPORATION
                                   PART II.
                               OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K.

      (a)  Exhibits:  None.

      (b)  Reports on Form 8-K: None.

                                  SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                              AMERICAN SOUTHWEST FINANCIAL CORPORATION




Date:   February 11, 1994     /s/ G. Thomas Eggebrecht
                              G. Thomas Eggebrecht
                              President and Chief Executive Officer


Date:   February 11, 1994     /s/ Richard H. Hackett
                              Richard H. Hackett
                              Executive  Vice  President, Treasurer
                              and Chief Financial and Accounting Officer