Form 10-Q
period 1994-03-31
AMERICAN SOUTHWEST FINANCIAL CORP
filed 1994-05-13
CIK 706236

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1994

                                or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number  2-81457

             AMERICAN SOUTHWEST FINANCIAL CORPORATION
      (Exact name of registrant as specified in its charter)

              Arizona                                86-0439495
   (State or other jurisdiction of                (I.R.S.Employer
    incorporation or organization)             Identification Number)

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

Number of shares of common stock outstanding as of May 10, 1994:

             Class A - 18,000        Class B - 35,200

                   AMERICAN SOUTHWEST FINANCIAL CORPORATION

                                     INDEX

                                                                      Page No.
PART I.     FINANCIAL INFORMATION

      Item 1.  Financial Statements.

               Balance Sheets - March 31, 1994 (Unaudited)
                 and June 30, 1993                                        3

               Statements of Operations - For the three months
                 ended March 31, 1994 and 1993 (Unaudited) and
                 for the nine months ended March 31, 1994 and
                 1993 (Unaudited)                                          5

               Statements of Cash Flows - For the nine months
                 ended March 31, 1994 and 1993 (Unaudited)                 6

               Notes to Financial Statements (Unaudited)                   8

      Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.           15

PART II.    OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K.                       22

                                                PART I.
                                         FINANCIAL INFORMATION

Item 1.     Financial Statements.

                               AMERICAN SOUTHWEST FINANCIAL CORPORATION
                                            BALANCE SHEETS

                                                ASSETS

                                                               March 31            June 30
                                                                   1994               1993
                                                      -----------------  -----------------
                                                            (Unaudited)

 Cash and cash equivalents                            $       5,096,837  $       3,989,969
 Receivables pursuant to Funding
   Agreements - Notes 2 and 3
     Principal - (Net of issue discount
       of $13,843,128 and $22,885,638,
       respectively)                                        487,201,936        904,618,248
     Interest                                                11,662,959         20,100,416
 Mortgage Securities - Notes 2 and 3
   Principal - (Net of purchase discount
     of $34,263,258 and $52,776,968,
     respectively)                                          748,984,644      1,146,695,390
   Interest                                                   8,471,775         12,683,480
 Other receivables, primarily interest
   and prepaid income taxes                                     595,939            431,685
 Advances to affiliates                                                            660,000
                                                      -----------------  -----------------
     Total Assets                                     $   1,262,014,090  $   2,089,179,188
                                                      =================  =================

The accompanying notes are an integral part of these financial statements.

                               AMERICAN SOUTHWEST FINANCIAL CORPORATION
                                        BALANCE SHEETS (CONT'D)

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                                               March 31            June 30
                                                                   1994               1993
                                                      -----------------  -----------------
                                                            (Unaudited)

 Liabilities
   Bonds Payable - Notes 2 and 3
     Principal - (Net of issue discount
       of $48,106,386 and $75,662,606,
       respectively)                                  $   1,235,085,837  $   2,050,490,494
     Interest                                                20,118,223         32,771,892
   Accounts payable - Note 3                                     45,212            229,316
   Payable to affiliates - Note 4                               225,100            400,000
                                                      -----------------  -----------------
     Total Liabilities                                    1,255,474,372      2,083,891,702
                                                      -----------------  -----------------
 Shareholders' Equity
   Class A Common Stock, $.10 par value; 100,000
     shares authorized, 25,000 shares issued;
     18,000 shares outstanding at March 31, 1994
     and 19,000 shares outstanding at June 30, 1993               2,500              2,500
   Class B Common Stock, $.10 par value; 50,000
     shares authorized, 36,200 shares issued;
     35,200 shares outstanding at March 31, 1994
     and 36,200 shares outstanding at June 30, 1993               3,620              3,620
   Capital in excess of par value                                99,480             99,480
   Retained earnings                                          6,648,377          5,250,606
                                                      -----------------  -----------------
                                                              6,753,977          5,356,206
   Less: Treasury stock - at cost, Class A Common
     Stock, 7,000 shares at March 31, 1994 and
     6,000 shares at June 30, 1993; Class B Common
     Stock, 1,000 shares at March 31, 1994                      214,259             68,720
                                                      -----------------  -----------------
     Total Shareholders' Equity                               6,539,718          5,287,486
                                                      -----------------  -----------------
     Total Liabilities and
       Shareholders' Equity                           $   1,262,014,090  $   2,089,179,188
                                                      =================  =================

The accompanying notes are an integral part of these financial statements.

                               AMERICAN SOUTHWEST FINANCIAL CORPORATION
                                       STATEMENTS OF OPERATIONS
                                              (Unaudited)

                                    For the        For the         For the        For the
                               three months   three months     nine months    nine months
                                      ended          ended           ended          ended
                                   March 31       March 31        March 31       March 31
                                       1994           1993            1994           1993
                              -------------   ------------   -------------   ------------
 REVENUES

   Interest
     Pursuant to Funding
       Agreements -
       Notes 2 and 3          $  14,290,800   $ 28,252,085   $  53,301,158   $ 96,692,478
     Mortgage Securities -
       Notes 2 and 3             21,391,605     30,846,617      73,157,593    100,479,015
     Other                          210,714        243,743         858,198      1,152,303
   Management fees                   15,605         18,262          51,308         57,872
   Redemption income -
     Note 3                                        725,961       2,627,328      1,582,669
                              -------------   ------------   -------------   ------------
                                 35,908,724     60,086,668     129,995,585    199,964,337
                              -------------   ------------   -------------   ------------

 COSTS AND EXPENSES

   Interest on Bonds - Note 3    35,619,639     59,068,759     126,143,601    196,923,787
   Interest on other
     obligations - Notes
     2 and 3                                                                      114,555
   Interest on loan from
     affiliates - Note 3                542                         44,009
   Management fees - Note 4         425,000        375,000       1,400,000      1,000,000
   Other expenses                     8,226        291,000          93,205      1,774,867
                              -------------   ------------   -------------   ------------
                                 36,053,407     59,734,759     127,680,815    199,813,209
                              -------------   ------------   -------------   ------------
 (LOSS) INCOME BEFORE
   TAXES                           (144,683)       351,909       2,314,770        151,128

 (Benefit) Provision
   for Income Taxes                 (57,000)       122,000         917,000         52,000
                              -------------   ------------   -------------   ------------
 NET (LOSS) INCOME            $     (87,683)  $    229,909   $   1,397,770   $     99,128
                              =============   ============   =============   ============

 (LOSS) EARNINGS PER
   SHARE - Note 5             $       (4.87)  $      11.11   $       74.88   $       4.60
                              =============   ============   =============   ============
 Weighted average
   number of Class A
   shares outstanding                18,000         20,692          18,668         21,564
                              =============   ============   =============   ============

The accompanying notes are an integral part of these financial statements.

                               AMERICAN SOUTHWEST FINANCIAL CORPORATION
                                       STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                               For the            For the
                                                           nine months        nine months
                                                                 ended              ended
                                                              March 31           March 31
                                                                  1994               1993
                                                      ----------------   ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES

 Net income                                           $      1,397,770   $         99,128
                                                      ----------------   ----------------

 Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:

   Principal accretion on receivables
     pursuant to Funding Agreements                        (12,348,070)       (18,614,284)
   Principal accretion on Mortgage
     Securities                                             (5,046,562)        (7,994,196)
   Principal accretion on Bonds Payable                     17,394,632         26,608,480
   Amortization of discount on
     receivables pursuant to Funding Agreements             (9,042,510)       (10,288,670)
   Amortization of discount on Mortgage
     Securities                                            (18,513,710)       (15,162,805)
   Amortization of discount on Bonds
     Payable                                                27,556,220         25,451,475
   Decrease in interest receivable
     pursuant to Funding Agreements                          8,437,457         11,359,388
   Decrease in interest receivable on
     Mortgage Securities                                     4,211,705          3,568,186
   (Increase) decrease in other receivables                   (164,254)            21,543
   Decrease in advances to affiliates                          660,000            760,063
   Decrease in interest payable - Bonds                    (12,653,669)       (14,769,396)
   Decrease in interest payable on
     other obligations                                                           (124,230)
   Decrease in accounts payable                               (184,104)        (2,628,258)
   Decrease in payable to affiliates                          (174,900)          (452,387)
                                                      ----------------   ----------------
     Total Adjustments                                         132,235         (2,265,091)
                                                      ----------------   ----------------
 Net cash provided by (used in)
   operating activities                                      1,530,005         (2,165,963)
                                                      ----------------   ----------------

The accompanying notes are an integral part of these financial statements.

                               AMERICAN SOUTHWEST FINANCIAL CORPORATION
                                   STATEMENTS OF CASH FLOWS (CONT'D)
                                              (Unaudited)

                                                               For the            For the
                                                           nine months        nine months
                                                                 ended              ended
                                                              March 31           March 31
                                                                  1994               1993
                                                      ----------------   ----------------
 CASH FLOWS FROM INVESTING ACTIVITIES

   Collection of receivables pursuant to
     Funding Agreements                                    438,806,893        526,559,111
   Principal payments on Mortgage
     Securities                                            421,271,018        414,050,929
                                                      ----------------   ----------------
 Net cash provided by investing activities                 860,077,911        940,610,040
                                                      ----------------   ----------------
 CASH FLOWS FROM FINANCING ACTIVITIES

   Principal reduction of Bonds Payable                   (860,355,509)      (933,513,152)
   Reduction in other obligations                                              (4,497,028)
   Acquisition of Class A Treasury Stock                      (145,439)           (15,821)
   Acquisition of Class B Treasury Stock                          (100)              (100)
                                                      ----------------   ----------------
 Net cash used in financing activities                    (860,501,048)      (938,026,101)
                                                      ----------------   ----------------
 Net increase in cash and cash equivalents                   1,106,868            417,976
 Cash and cash equivalents at
   beginning of period                                       3,989,969          4,203,830
                                                      ----------------   ----------------
 Cash and cash equivalents at end of period           $      5,096,837   $      4,621,806
                                                      ================   ================
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

   Cash paid for income taxes                         $      1,195,000   $      2,031,172
                                                      ================   ================
   Cash paid for interest                             $    111,285,059   $    186,356,263
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


NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION

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

Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K for the year ended June 30, 1993. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending June 30, 1994.

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

NOTE 3 -     BOND REDEMPTIONS

    The indenture supplements (the "Series Supplements") relating to certain Series of Bonds issued by the Company provide that the Company has the option to redeem such Bonds in whole or in part when specific criteria are met. The following table sets forth the redemptions that occurred during the nine-month period ended March 31, 1994:


                                     Principal
                       Series     Portion of
          Date        (Class)     Bonds Redeemed       Description
        --------      -------     --------------  -------------------
        07/01/93         N        $  16,369,983   Redemption in whole
        07/15/93         2              274,000   Redemption in whole
        07/15/93         7              774,000   Redemption in whole
        08/01/93         D            8,062,895   Redemption in whole
        09/01/93        F(4)          1,641,897   Redemption in part
        09/01/93       42(D)            454,000   Redemption in part
        09/20/93         F              650,708   Redemption in whole
        09/23/93         52          20,969,000   Redemption in whole
        09/27/93      45(B&C)        26,762,767   Redemption in part
        09/30/93         54           3,336,000   Redemption in part
        10/08/93         E            2,474,732   Redemption in whole
        11/01/93         O           11,606,038   Redemption in whole
        11/01/93         47          13,585,000   Redemption in whole
        12/30/93         59          10,639,000   Redemption in whole

    At the time of a redemption, with the consent of each participating Finance Company and the Trustee, the Company sells the underlying Mortgage Collateral and cancels the appropriate Funding Agreements. The Company utilizes the proceeds from such sales to redeem the Bonds and remits the remainder to the participating Finance Companies after charging each a prepayment penalty. Prepayment penalties, including those charged to affiliates, are assessed in accordance with specific policies established by the Company. Any deviation from these policies necessary to address unique Bond structures, Collateral or other factors requires the approval of the Company's Board of Directors, including a majority of the Directors who have no financial or other interest in the matter. Included in accounts payable at June 30, 1993 is a liability of $212,983 due to

Finance Companies that participated in the Series E partial redemptions. Expenses related to the redemptions are included in other expenses. Although redemption opportunities are favorable in the current interest rate environment, the benefits of redemptions are not predictable due to a variety of factors including uncertainty of the time at which the Company may effect redemptions of the outstanding Bonds, prevailing interest rates, other similar market factors and, in certain circumstances, limitations under agreements entered into by the Company.
    Additionally, during the nine-month periods ended March 31, 1994 and 1993, the Company exercised its right (pursuant to the indenture and the applicable Series Supplements) to effect the optional Class redemptions (known as "clean-up calls") of the remaining outstanding amounts of certain Classes of Bonds, utilizing corporate cash, funds owned by Finance Companies ("Escrowed Reserve Funds" - see Note 6) and funds borrowed from affiliates. Pursuant to the clean-up calls, payments of principal and interest that would otherwise be payable to the holders of Bonds so redeemed are paid by the Trustee to the Company. To the extent corporate cash was utilized to effect clean-up calls of Classes of Bonds, the Company did not record any interest expense on the Bonds, and retained the associated portion of interest income pursuant to Funding Agreements. In 1992, to the extent Escrowed Reserve Funds were utilized to effect the clean-up calls, the Company credited all principal and interest (presented as interest on other obligations) to the Escrowed Reserve Funds. In 1993 and 1994, the Company borrowed funds from affiliates to effect certain clean-up calls, paying interest to such affiliates at the prime interest rate. All borrowings from affiliates for clean- up calls had been repaid as of March 31, 1994. Interest expense on Bonds is less than interest income related to Funding Agreements and Mortgage Securities due to these clean-up calls.

NOTE 4 -     RELATED PARTY TRANSACTIONS

    The Company receives the use of office space, equipment, and certain managerial, administrative, financial and other services from an affiliate, American Southwest Financial Services, Inc. ("ASFS") pursuant to the terms of an agreement (the "Mortgage Securities Issuance and Administration Agreement") between the Company and ASFS. The Mortgage Securities Issuance and Administration Agreement generally provides for the Company to pay ASFS, on a quarterly basis, the shortfall between the total fees earned for both the securities issuance services and the securities administration services ASFS performs, and 110% of the overhead of ASFS, subject to scheduled adjustments. Management fees payable to ASFS at March 31, 1994 and June 30, 1993 are $225,000 and $400,000, respectively, and are included in payable to affiliates. For each Series of Bonds, ASFS also receives administration fees which are paid from the cash held as Escrowed Reserve Funds or by the Trustee and are not expenses of the Company. The holders of Class A Stock of the Company and of American Southwest Finance Co., Inc., an affiliate, own 100% of the Class A Stock of American Southwest Affiliated Companies ("ASAC"), parent company of ASFS and various other affiliates.
    Related party transactions involving the Company and Escrowed Reserve Funds are discussed in Notes 3 and 6.

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

NOTE 6 -     ESCROWED RESERVE FUNDS

    The Company maintains, and invests on behalf of participating Finance Companies, Escrowed Reserve Funds held for current and future Bond administration expenses. These funds are not included in the Company's assets or liabilities on the accompanying balance sheets as of March 31, 1994 and June 30, 1993.
    The Company believes that the Escrowed Reserve Funds at March 31, 1994, if needed, as well as ongoing fees charged to participating Finance Companies, are sufficient to meet the future Bond administration obligations, including the obligation to ASFS under the Mortgage Securities Issuance and Administration Agreement.
                                      14


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

Results of Operations

    The Company's net income for the nine-month period ended March 31, 1994, as well as for the three and nine-month periods ended March 31, 1993, resulted primarily from redemption income and other interest income. A lack of redemption income during the three-month period ended March 31, 1994 resulted in a net loss for that period. The increase in redemption income in the nine-month period ended

March 31, 1994  over  redemption  income  for  the  same  period  in  1993 was primarily due to an unprecedented volume of prepayments on the Mortgage Collateral underlying the Company's Funding Agreements and Mortgage Securities as homeowners nationwide refinanced their mortgages. The increase in prepayments is a direct result of significantly lower mortgage interest rates, which decreased to their lowest levels in over 20 years.
    Prepayments  due to  lower  interest  rates generally  affect  the Company positively since they may accelerate redemptions made by the Company as provided in certain Series Supplements. See Note 3 of the Financial Statements. Additionally, greater proceeds may result in a low interest rate environment from the higher sales price received upon the sale of Mortgage Collateral underlying each Series which has met the criteria for redemption. During the nine-month period ended March 31, 1994 the Company redeemed or partially redeemed 13 Series totaling $117,600,020 of Bond principal, as compared to 10 Series totaling $79,581,452 of Bond principal during the same period in 1993. At the time of a redemption, with the consent of each participating Finance Company and the Trustee, the Company sells the underlying Mortgage Collateral and cancels the appropriate Funding Agreements. The Company simultaneously applies the proceeds from such sales to redeem the Bonds and remits the remainder to the participating Finance Companies after charging each a prepayment penalty. The prepayment penalties are presented as redemption income. Although redemption opportunities have been favorable in the current interest rate environment, the benefits of redemptions are not predictable due to a variety of factors including uncertainty of the time at which the Company may effect redemptions of the outstanding Bonds, prevailing interest rates, other similar market factors and, in certain circumstances, limitations under agreements entered into by the Company.
    The Company's principal sources of revenue are interest pursuant to Funding Agreements and interest from Mortgage Securities, both of which are substantially offset by interest expense on Bonds. See Notes 2 and 3 of the accompanying Financial Statements. The interest income and related interest expense has declined for the three and nine-month periods ended March 31, 1994 as compared to the three and nine-month periods ended March 31, 1993 due to
(i) regular payments and prepayments on the Mortgage Collateral securing the various series of Bonds, (ii) the sale of Mortgage Collateral in conjunction with Bond redemptions, and (iii) the clean-up calls on certain Classes of Bonds. See Note 3 of the Financial Statements. These same factors caused the reductions in the amounts of Collateral and Bonds outstanding.
    The Company anticipates that interest income and related interest expense from these sources will continue to decline due to the current low interest rate environment (which encourages prepayments of residential mortgages with higher than current market interest rates), future redemptions, clean-up calls and the fact that the Company has not issued a new Series of Bonds since 1988.
    Other interest income consists primarily of (i) interest earned on the reinvestment of the monthly payments on the Collateral (for certain non-REMIC Series of Bonds issued by the Company) prior to the assumed deposit date for such Series as defined in the related Series Supplements and (ii) to a much lesser degree, interest earned on the Company's cash and cash equivalents. The Company's other interest income is primarily affected by changes in prepayments on the Mortgage Collateral which result in an increase or decrease in the amount of monthly payments available for reinvestment by the Trustee prior to the assumed deposit date. Such prepayments have caused a reduction in the Collateral securing the Company's non-REMIC Bonds and, consequently, a decrease in the amount of the monthly payments on the Collateral which may be reinvested by the Trustee prior to the assumed deposit date, resulting in reduced other interest income for the three and nine-month periods ended March 31, 1994 as compared to the three and nine-month periods ended March 31, 1993. In the long-term, other interest income attributable to reinvested payments is expected to continue to decrease since the Company is not likely to issue additional non-REMIC Series of Bonds as a result of changes in the Internal Revenue Code.
    The amount of interest income received on the Collateral securing the various Series of Bonds issued by the Company, the rate at which principal prepayments are made on such Collateral, the amount of other interest income earned from the reinvestment of monthly payments on such Collateral, the amount of other interest income earned on the Company's cash and cash equivalents, the interest rates payable by the Company on certain Classes of Bonds issued by it, and the amounts ("Surplus") distributed to the Finance Companies pursuant to Funding Agreements, or to the holders of the residual interests in the REMICs, as applicable, depend upon prevailing interest rates and are significantly affected by interest rate fluctuations. However, since Surplus (generally, the right to receive the remaining cash flow available on Collateral after debt service and payment of administrative expenses on Bonds) is payable to the Finance Companies or to the holders of the residual interests in the REMICs, the risks associated with fluctuations in interest rates are borne primarily by the Finance Companies, the holders of certain
Classes of Bonds and the holders of the residual interests in the REMICs rather than by the Company.

    The Company derives management fee revenue from fees charged to the Finance Companies for management of current Bond administration funds. Fees vary depending on investment returns on these funds held by the Company specifically for payment of current Bond administration expenses. At the time of a full redemption of a Series of Bonds, excess current Bond administration funds are returned to the Finance Companies. This reduction of funds, and to a lesser extent the low short-term interest rate environment, account for the reduced management fee revenue for the three and nine-month periods ended March 31, 1994 as compared to the same periods in 1993. Current Bond administration funds are a portion of the Escrowed Reserve Funds administered and invested on behalf of the Finance Companies by the Company. See Note 6 of the Financial Statements.
    Primary expenditures of the Company consist of management fees paid to ASFS and professional fees. The Company receives the use of office space, equipment, and certain managerial, administrative, financial and other services pursuant to the terms of the Mortgage Securities Issuance and Administration Agreement between the Company and ASFS. The Mortgage Securities Issuance and Administration Agreement generally provides for the Company to pay ASFS management fees for certain services it performs (see
Note 4 of the Financial Statements). Management fees increased in the three and nine-month periods ended March 31, 1994 as compared to the three and nine-month periods ended March 31, 1993. These variances are a function of the timing of the issuance fees and Bond Administration fees earned by ASFS from other issuing entities and the operating overhead of ASFS, both of which directly affect the amount of management fees as explained in Note 4 of the Financial Statements.

    Professional fees, comprising substantially all of the Company's other expenses, fluctuate depending on the activities of the Company. During the three and nine-month periods ended March 31, 1993, the Company incurred increased professional fees related to a litigation settlement disclosed in the Company's Annual Report on Form 10-K for June 30, 1993.

Liquidity and Capital Resources

    During the nine-month period ended March 31, 1994, the Company's cash increased by approximately $1 million due to operating activities and reductions in advances to affiliates. Additionally, the Company had $1,100,743 invested in clean-up calls at March 31, 1994. During the nine-month period ended March 31, 1993 the Company used cash from operating activities to reduce accounts payable, including income taxes for the fiscal year ended June 30, 1992. At March 31, 1993 the Company had $154,035 invested in clean-up calls.
    The Company anticipates that funds to meet its current and future operating needs will be provided from current cash and future operations.
    Each Series of Bonds that has been issued is a non-recourse obligation of the Company payable solely from the Collateral pledged to secure such Series of Bonds. The Company is not obligated to pay the Bonds of a Series from other than the proceeds of the Collateral securing such Series of Bonds.
    The Company believes that scheduled payments of principal and interest on the Collateral pledged to secure each Series of Bonds, together with amounts available from reserve funds established for such Bonds and any reinvestment income on such amounts, will provide sufficient funds (i) to pay principal and interest on such Bonds when due and to retire such Bonds not later than their respective stated maturities, and (ii) to pay related Bond administration expenses.

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



                                      AMERICAN SOUTHWEST FINANCIAL CORPORATION




Date:       May 11, 1994              /s/ G. Thomas Eggebrecht
                                      -----------------------------------------
                                      G. Thomas Eggebrecht
                                      President and Chief Executive Officer


Date:       May 11, 1994              /s/ Richard H. Hackett
                                      -----------------------------------------
                                      Richard H. Hackett
                                      Executive Vice President, Treasurer and
                                      Chief Financial and Accounting Officer


Date:       May 11, 1994              /s/ Michael H. Feinstein
                                      -----------------------------------------
                                      Michael H. Feinstein
                                      Executive Vice President and Chief
                                      Operating Officer

