Form 10-K
period 1994-06-30
AMERICAN SOUTHWEST FINANCIAL CORP
filed 1994-09-28
CIK 706236

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

       /X/  ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d) OF  THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended        June 30, 1994
                          -----------------------------------------------------

                                       OR

/ / TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR  15(d)  OF  THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                         to
                               -----------------------    ---------------------
Commission file number  2-81457
                                -----------------------------------------------
                   AMERICAN SOUTHWEST FINANCIAL CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Arizona                                           86-0439495
- ------------------------------                   ------------------------------
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                         Identification Number)

  2390 East Camelback Road, Suite 225, Phoenix, Arizona           85016
- -------------------------------------------------------------------------------
         (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (602)381-8960
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class               Name of each exchange on which registered

          None
- ----------------------------         ------------------------------------------

         Securities registered pursuant to section 12(g) of the Act:

                                     None
           -------------------------------------------------------
                               (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/      No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.

Aggregate market value of voting stock held by non-affiliates of the registrant as of August 31, 1994: No Active Market

   Number of shares of common stock outstanding as of September 15, 1994:
           Class A - 18,000                       Class B - 35,200

                    AMERICAN SOUTHWEST FINANCIAL CORPORATION

                                    PART I.
Item 1.           Business.

                  American Southwest Financial Corporation (the "Company") was organized for the purpose of issuing mortgage- collateralized bonds ("Bonds") in series ("Series") consisting of one or more classes (each a "Class") to facilitate the financing of long-term residential mortgage loans secured by single-family residences and is not permitted to engage in any business or investment activities other than those described in its Articles of Incorporation. Article III of the Company's Articles of Incorporation limits the Company's business to the issuance of Bonds secured by mortgage collateral which may include Government National Mortgage Association Certificates, Federal Home Loan Mortgage Corporation Certificates, Federal National Mortgage Association Certificates, pledged loans, mortgage pass-through certificates and mortgage collateralized obligations issued by any person or entity or other interests in mortgages, and to the extent any such mortgage collateral represents an interest in or is secured by mortgage loans, such mortgage loans; to hold, transfer, assign, pledge, finance and otherwise deal with such mortgage collateral; to loan the proceeds from the sale of Bonds for use in connection with the funding or acquisition of such mortgage collateral; and to conduct activities incidental and necessary for such purposes. Article XII of the Company's Articles of Incorporation prohibits the Company, without the prior written consent of the trustee under each indenture to which it is a party, from (i) engaging in any business or activity other than in connection with or relating to the issuance of Bonds secured by mortgage collateral, (ii) incurring, assuming or guaranteeing any indebtedness of any entity, except for such indebtedness as may be incurred by the Company in connection with the issuance of Bonds by the Company secured by mortgage collateral and rated in one of the two highest rating categories by at least one nationally recognized rating agency, (iii) incurring, assuming or guaranteeing any indebtedness of any entity other than in connection with the issuance of Bonds by the Company secured by mortgage collateral, unless such indebtedness is completely subordinated to the indebtedness evidenced by such Bonds, (iv) merging or consolidating with another corporation unless the Company's successor shall expressly assume the Company's obligations under any indenture to which the Company is a party, or (v) amending Articles III or XII of the Company's Articles of Incorporation.

     As a result of changes in the mortgage securitization industry including, among other factors, changes in federal and state tax laws during 1986 and 1987, the creation of real estate mortgage investment conduits ("REMICs") in 1987 and the emergence of FNMA and FHLMC as the largest domestic issuers of mortgage-collateralized securities, the Company has not issued any mortgage- collateralized Bonds since September 29, 1988. Currently, the Company earns substantially all of its net income from redemptions of its outstanding Bonds and from other interest income. In the event the Company does not issue Bonds in the future or does not earn significant redemption income due to changes in interest rates which reduce opportunities for profitable redemptions or there are significant reductions in the amount of outstanding Bonds, the Company may sustain losses. See the Financial Statements included as part of Item 8 of this Report for information with respect to the amounts of revenue, operating profits and identifiable assets including the outstanding principal balance of Bonds at June 30, 1994.

     The Company and American Southwest Financial Services, Inc. ("ASFS"), an affiliate of the Company, are parties to an agreement (the "Mortgage
Securities Issuance and Administration Agreement") dated as of January 1, 1988, and amended on May 13, 1992, pursuant to which ASFS provides various services in connection with the issuance and administration of each Series of Bonds issued by the Company. The Mortgage Securities Issuance and Administration Agreement generally provides for the Company to pay ASFS, on a quarterly basis, the shortfall between the total fees earned by ASFS for both the securities issuance services and the securities administration services it performs and 110% of the overhead of ASFS, subject to scheduled adjustments.

     The Mortgage Securities Issuance and Administration Agreement may be terminated by either party upon three months' prior written notice to the other party, except that ASFS may not terminate securities administration services provided as to any Series of Bonds which has closed prior to the date of termination without the consent of the Company.

Item 2. Properties.

        None.

Item 3. Legal Proceedings.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        The annual meeting of shareholders of the Company was held on May 16, 1994. The Class A voting shareholders elected the Board of Directors of the Company by unanimous vote for the ensuing year or until their successors are elected and have qualified. The names of the Directors elected at the meeting are as follows:

                       Jon A. Grove               Alan D. Hamberlin
                       G. Thomas Eggebrecht       Kirby Korth
                       Philip J. Polich           Michael H. Feinstein
                       J. Larry Sorsby

                    AMERICAN SOUTHWEST FINANCIAL CORPORATION

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

          There is no trading market for the Company's common stock.
At September 15, 1994, there were 18 Class A and 37 Class B shareholders of common stock. The Company has never paid a dividend on its common stock. The Company's Articles of Incorporation provide that only the holders of Class A stock are entitled to receive dividends.

Item 6.    Selected Financial Data.

           The data presented herein is for the Company's last five fiscal years ending June 30.

                             Summary of Operations
                                    June 30,
              (In thousands of dollars, except Earnings per Share)

                                             1994             1993            1992             1991             1990
                                         --------         --------        --------         --------         --------
 Revenues                                $162,782         $252,513        $354,387         $419,602         $479,721
                                         ========         ========        ========         ========         ========
 Income (Loss) Before
  Taxes                                  $  3,611         $    349        $  5,175         $    667         $   (439)

 Provision (Benefit)
  for Income Taxes                          1,430              140           2,051              288             (202)
                                         --------         --------        --------         --------         --------

 Net Income (Loss)
  before
 Extraordinary Item                         2,181              209           3,124              379             (237)
 Extraordinary Item                                                                              37
                                         --------         --------        --------         --------         --------

 Net Income (Loss)                       $  2,181         $    209        $  3,124         $    416         $   (237)
                                         ========         ========        ========         ========         ========
 Per Share of Class A
  Common Stock
  Earnings (Loss) before
  Extraordinary Item
                                          $117.88         $   9.91        $ 127.69         $  15.33         $  (9.49)

  Extraordinary Item                                                                           1.50
                                          -------         --------        --------         --------         --------

  Net Earnings (Loss)                     $117.88         $   9.91        $ 127.69         $  16.83         $  (9.49)
                                          =======         ========        ========         ========         ========

                               Financial Position
                                    June 30,
                           (In thousands of dollars)

                                  1994               1993               1992                1991               1990
                              --------         ----------         ----------          ----------         ----------
 Total Assets                 $979,826         $2,089,179         $3,200,588          $4,128,745         $4,642,890
                              ========         ==========         ==========          ==========         ==========
 Cash, Cash
  Equivalents
  and
  Investments                 $  1,434         $    3,990         $    4,204          $    1,860         $      939
                              ========         ==========         ==========          ==========         ==========
 Receivables
  Pursuant
  to Funding
  Agreements,
  net                         $345,427         $  904,618         $1,496,475          $1,980,283         $2,248,325
                              ========         ==========         ==========          ==========         ==========
 Mortgage
  Securities,
  net                         $615,851         $1,146,695         $1,646,536          $2,079,467         $2,316,673
                              ========         ==========         ==========          ==========         ==========
 Bonds Payable,
  net                         $956,980         $2,050,490         $3,135,761          $4,059,750         $4,564,998
                              ========         ==========         ==========          ==========         ==========
 Other
  Obligations                 $                $                  $    4,497          $                  $
                              ========         ==========         ==========          ==========         ==========


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The Company was organized for the purpose of issuing various
Series of Bonds to facilitate the financing of long-term residential mortgage loans secured by single-family residences. The Company does not have and is not expected to have any significant assets other than cash and the assets pledged to secure specific Series of Bonds. On the closing of a Series of Bonds issued by the Company, the Company applies the net proceeds from the sale of the Bonds toward the simultaneous purchase or the repayment of indebtedness with respect to the mortgage collateral ("Mortgage Collateral") securing such Series of Bonds or to fund loans to participating finance companies ("Finance Companies") pursuant to funding agreements ("Funding Agreements"). See Note 2 of the Financial Statements included in this Report. The Company last issued a Series of Bonds in September 1988. Issuance fees charged for each Series of Bonds issued by the Company are used to pay Bond offering expenses.

     Each Series of Bonds that has been issued is a nonrecourse obligation of the Company, payable solely form the Mortgage Collateral and other collateral (togehter the "Collateral") pledged to secure such Series of Bonds. Neither the Company nor the Finance Companies guarantee or are obligated to pay the Bonds of a Series except from the proceeds of the Collateral securing such Series of Bonds. The Company has made elections to treat the arrangements by which the Collateral securing certain Series of Bonds is held as REMICs for federal income tax purposes.

Results of Operations

     The Company's net income for the fiscal years ended June 30,1994, 1993 and 1992 was $2,180,855 ($117.88 per share), $209,410 ($9.91 per share) and
$3,124,042 ($127.69 per share), respectively. The Company's net income for the fiscal year ended June 30, 1994 primarily resulted from redemption income and other interest income.

     The Company's principal sources of revenue are interest pursuant to Funding Agreements and interest from Mortgage Securities, the total of which are substantially offset by interest expense on Bonds. See Note 2 of the accompanying Financial Statements. This interest income and related interest expense has declined over the last three fiscal years due to (i) regular payments and prepayments on the Mortgage Collateral securing the various series of Bonds, (ii) the sale of Mortgage Collateral in conjunction with Bond redemptions and (iii) the time-out calls (defined below) on certain Classes of Bonds. These same factors also caused reductions in the outstanding amounts of Collateral and Bonds.

                  The Company anticipates that its interest income and related interest expense will continue to decline due to future redemptions, time-out calls and the fact that the Company has not issued a new Series of Bonds since 1988.
                  Other interest income consists primarily of (i) interest earned on the reinvestment of the monthly payments on the Collateral (for certain non-REMIC Series of Bonds issued by the Company) prior to the assumed deposit date for such Series as defined in the related indenture supplements (the "Series Supplements") and (ii) to a much lesser degree, interest earned from investing the Company's cash. Other interest income is lower in the fiscal year ended June 30, 1994 as compared to the fiscal years ended June 30, 1993 and 1992 primarily due to the reductions of Collateral securing the Company's non-REMIC Bonds earning reinvestment income. In the long-term, other interest income attributable to reinvested payments is expected to continue to decrease since the Collateral securing the Company's non-REMIC Bonds is reduced over time and the amount of the monthly payments on the Collateral which may be reinvested by the trustee the ("Trustee") prior to the assumed deposit date also will decrease. It is not likely the collateral will increase since the Company is not likely to issue additional non-REMIC Series of Bonds as a result of changes in the Internal Revenue Code.

                  The Company derives management fee revenue from fees charged to the Finance Companies for management of current Bond administration funds. Fees vary depending on investment returns on these funds held by the Company specifically for payment of current Bond administration expenses. At the time of a full redemption of a Series of Bonds (see below), excess current Bond administration funds are returned to the Finance Companies. This reduction of funds, and to a lesser extent the current short-term interest rate environment, accounts for the reduced management fee revenue for the fiscal year ended June 30, 1994 as compared to the fiscal years ended June 30, 1993 and 1992. Current Bond administration funds are a portion of funds ("Escrowed Reserve Funds") administered and invested on behalf of the Finance Companies by the Company. See Note 8 of the Financial Statements included in this Report.

                  The Series Supplements relating to certain Series of Bonds issued by the Company contain redemption provisions which give the Company the option to redeem such Bonds in whole or in part when specific criteria are met. With respect to other Series of Bonds, the Company may effect a redemption only at the direction of the holder of the residual interest. The following table sets forth certain information with respect to redemptions by the Company of various Series of Bonds or Classes of Bonds during the fiscal year ended June 30, 1994:

                              SERIES       PRINCIPAL PORTION
            DATE              (CLASS)      OF BONDS REDEEMED       DESCRIPTION
            ----              -------      -----------------       -----------
            07/01/93          N(4)         $14,727,504             Redemption of Series

            07/15/93          2                274,000             Redemption of Series

            07/15/93          7                774,043             Redemption of Series

            08/01/93          D(4)           8,062,895             Redemption of Series

            09/01/93          F(4)           1,641,897             Partial Redemption of Class

            09/01/93          42(4)            454,000             Partial Redemption of Class

            09/20/93          F(4)             650,709             Redemption of Series

            09/23/93          52            20,969,000             Redemption of Series

            09/27/93          45(B,C)       26,762,767             Redemption of Class

            09/30/93          54             3,336,000             Partial Redemption

            10/08/93          E(4)           2,474,733             Redemption of Series

            11/01/93          O(4)          11,606,038             Redemption of Series

            11/01/93          47(B)         13,585,000             Redemption of Series

            12/30/93          59            10,639,000             Redemption of Series

            04/29/94          53(D,E)       40,198,322             Redepmtion of Series

            05/25/94          40(4,5)       16,580,082             Redemption of Series

            05/25/94          42(5)         13,359,395             Redemption of Series

            05/25/94          43(D)         11,236,000             Redemption of Series

            05/25/94          54             2,593,000             Redemption of Series

            05/31/94          M(4)           9,414,192             Redemption of Series

            05/31/94          P(4)           9,880,276             Redemption of Series

            06/25/94          50(B,C)       27,241,073             Redemption of Series


                  At the time of a redemption, with the Company's and Trustee's consent, the underlying collateral is sold and the proceeds from the sale are used to redeem the Bonds. The Company remits the remainder either to (i) the participating Finance Companies after charging each a prepayment fee (included in redemption and modification income) or (ii) to the holder of the residual
interest in the REMIC, as applicable.   Prepayment fees received from the
Finance Companies in connection with redemptions during the fiscal year ended June 30, 1994 were $4,098,297 as compared to $1,852,453 for the fiscal year ended June 30, 1993 and $843,176 for the fiscal year ended June 30, 1992.

                  During the fiscal year ended June 30, 1994, a certain Finance Company elected not to sell its collateral and participate in certain redemptions. The Company nevertheless effected the full redemption of these related Series of Bonds, and utilized corporate cash to redeem the non-participating Finance Company's proportionate share of the Bonds. Subsequent to these redemptions the Company earns all interest income and receives all principal payments on funding notes owed by the non-participating Finance Company without offsetting liabilities on the Bonds.

                 Additionally, during the fiscal years ended June 30, 1994, 1993 and 1992, the Company exercised its rights (pursuant to the indenture and the applicable Series Supplements) to effect the optional Class redemptions (known as "time-out calls") of the remaining outstanding amounts of certain Classes of Bonds, utilizing corporate cash, Escrowed Reserve Funds and funds borrowed from affiliates. Pursuant to the time-out calls, payments of principal and interest that would otherwise be payable to the holders of Bonds so redeemed are paid by the Trustee to the Company. During the fiscal year ended June 30, 1994, the Company borrowed funds from affiliates to effect certain time-out calls, and paid interest to such affiliates at the prime rate of interest as published in the Wall Street Journal. All borrowings from affiliates for time-out calls had been repaid at June 30, 1994. During the fiscal years ended June 30, 1993 and 1992, to the extent Escrowed Reserve Funds were utilized to effect the time-out calls, the Company credited all principal and interest (presented as interest on other obligations) to the Escrowed Reserve Funds. At June 30, 1994, the Company had invested $2,076,963 of corporate cash in outstanding time-out calls with a weighted average yield of 9.25% compared to $823,143 with a weighted average yield of 8.75% at June 30, 1993. Interest expense on Bonds is less than interest income related to Funding Agreements and Mortgage Securities for the fiscal years ended June 30, 1994, 1993 and 1992 due to these time-out calls and due to the Funding Agreements that remained in place after certain redemptions of Series of Bonds in the 1994 fiscal year.

                  During the fiscal year ended June 30, 1992, the Company and the Trustee, in agreement with Bondholders and pursuant to the indenture and as supplemented by the applicable Series Supplements, modified the redemption rights of the Series H Class H-4 Bonds, the Series I Class I-3 Bonds, the Series J Class J-3 Bonds and the Series K Class K-3 Bonds through amendments of the applicable Series Supplements. The Company earned $5,170,709 from these modifications which is included in redemption and modification income for the fiscal year ended June 30, 1992. The Company also modified the redemption rights for the Series G Class G-4 Bonds in May 1991. The Company did not modify the redemption rights relating to any Series of Bonds during the fiscal years ended June 30, 1994 and 1993.

                  Although redemption and modification opportunities were favorable in the past few years, the benefits of redemptions and modifications are not predictable and may not be favorable in the future due to a variety of factors including uncertainty of the time at which the Company may effect redemptions or modifications of the outstanding Bonds, prevailing interest rates, other similar market factors and, in certain circumstances, limitations under agreements entered into by the Company.

                  The amount of interest income received on the Collateral securing the various Series of Bonds issued by the Company, the rate at which principal prepayments are made on such Collateral, the amount of other interest income earned from the reinvestment of monthly payments on such Collateral, the amount of other interest income earned on the Company's corporate cash, the interest rates payable by the Company on certain Classes of Bonds issued by it, and the amounts ("Surplus") distributed to the Finance Companies or to the holders of the residual interests in the REMICs depend upon prevailing interest rates and are significantly affected by interest rate fluctuations. However, since Surplus (generally, the right to receive the remaining cash flow available on Collateral after debt service and payment of administrative expenses on Bonds) is payable to the Finance Companies or to the holders of the residual interests in the REMICs, the risks associated with fluctuations in interest rates are borne primarily by the Finance Companies and the holders of the residual interests in the REMICs rather than by the Company.

                   Primary expenditures of the Company consist of management fees paid to ASFS, professional fees, interest on other obligations and interest paid to affiliates. The Company receives the use of office space, equipment, and certain managerial, administrative, financial and other services pursuant to the terms of the Mortgage Securities Issuance and Administration Agreement between the Company and ASFS. The Mortgage Securities Issuance and Administration Agreement generally provides for the Company to pay ASFS management fees for certain services it performs (see Item 1 of this Report). Management fees increased in the fiscal year ended June 30, 1994 as compared to the fiscal year ended June 30, 1993 but decreased as compared to the fiscal year ended June 30, 1992. These variances are a function of the operating overhead of ASFS, offset by issuance fees and other revenues earned by ASFS, both of which directly affect the amount of management fees as explained in Item 1 of this Report.

Liquidity and Capital Resources

                  At June 30, 1994, the Company had cash and cash equivalents of $1,434,442 as compared to $3,989,969 at June 30, 1993. The Company had $2,076,963 and $2,221,452 invested in time-out calls and funding notes, respectively, at June 30, 1994 as compared to $823,143 invested in time-out calls and no funding notes at June 30, 1993. Funds used for time-out calls and funding notes earned interest at rates ranging from 8.75% to 10.2% per annum for various periods of time during the current fiscal year.

                  The Company believes that scheduled payments of principal and interest on the Collateral pledged to secure each Series of Bonds, together with amounts available from reserve funds established for such Bonds and any reinvestment income on such amounts, will provide sufficient funds (i) to pay principal and interest on such Bonds when due and to retire such Bonds not later than their respective stated maturities and (ii) to pay related Bond administration expenses.

     The Company anticipates that funds to meet its current and future operating needs will be provided from current cash and future operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd).

Impact of Inflation and Changing Prices

                  The primary revenue producing activities of the Company (issuance, redemptions and modifications) are all impacted by interest rates, which in turn are affected by numerous factors. These factors include conditions in financial markets, the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System, international economic and financial conditions and other factors, none of which can be predicted with any certainty.

                  Virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the performance of the Company than the effects of general levels of inflation since changes in prevailing interest rates will affect the availability, cost and expected maturity of Collateral. This in turn will affect the Company's ability to issue new Series of Bonds and earn new fees. Changes in interest rates (particularly long-term interest rates) also affect the timing and profit potential of Bond redemptions and Bond modifications, with lower rates being a positive factor and higher rates being a negative factor. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, since such prices are affected by inflation while interest rates generally are not affected to the same degree. Nevertheless, neither changes in interest rates nor inflationary pressures are expected to significantly affect the ability of the Company to meet its obligations as they become due because (i) each Series of Bonds is secured by Collateral paying interest at fixed rates, and (ii) interest on each Class of Bonds is paid at fixed rates, or at rates based on specified formulas subject to specific maximum limitations.

Item 8.           Financial Statements and Supplementary Data.
                  Index to Financial Statements

                  Report of Independent Certified Public
                    Accountants....................................................16

                  Balance Sheets, June 30, 1994 and 1993...........................17

                  Statements of Income, For each of the three years
                    ended June 30, 1994, 1993 and 1992.............................19

                  Statements of Shareholders' Equity, For each of
                    the three years ended June 30, 1994, 1993
                    and 1992 ......................................................20

                  Statements of Cash Flows, For each of the three
                    years ended June 30, 1994, 1993 and 1992.......................21

                  Notes to Financial Statements....................................22




                                                15

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Shareholders and Board of Directors
American Southwest Financial Corporation


We have audited the accompanying balance sheets of American Southwest Financial Corporation as of June 30, 1994 and 1993, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Southwest Financial Corporation as of June 30, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1994 in conformity with generally accepted accounting principles.


                                                     KENNETH LEVENTHAL & COMPANY

Phoenix, Arizona
August 26, 1994

                    AMERICAN SOUTHWEST FINANCIAL CORPORATION
                                 BALANCE SHEETS




                                     ASSETS


                                                                 June 30            June 30
                                                                    1994               1993
                                                             -----------     --------------
 Cash and cash equivalents                                   $  1,434,442    $    3,989,969
 Receivables pursuant to Funding
  Agreements - Note 2
   Principal - (Net of issue
    discount of $11,431,310 and $22,885,638,
    respectively)                                             345,427,233       904,618,248
   Interest                                                     8,196,380        20,100,416
 Mortgage Securities - Note 2
  Principal - (Net of purchase
   discount of $28,199,383 and $52,776,968,
   respectively)                                              615,850,786     1,146,695,390
  Interest                                                      7,108,709        12,683,480
 Other receivables - Note 6                                        54,170           431,685
 Advances to affiliates - Note 5                                1,753,824           660,000
                                                             --------------  --------------


             Total Assets                                    $979,825,544    $2,089,179,188
                                                             ============    ==============





The accompanying notes are an integral part of these financial statements.

                    AMERICAN SOUTHWEST FINANCIAL CORPORATION
                            BALANCE SHEETS (CONT'D)




                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                   June 30           June 30
                                                                      1994              1993
                                                              ------------    --------------
 Liabilities
  Bonds Payable - Notes 2 and 3
   Principal - (Net of issue
   discount of $39,630,694 and $75,662,606,
   respectively)                                              $956,979,605    $2,050,490,494
   Interest                                                     15,265,766        32,771,892
  Accounts payable - Note 6                                         32,371           229,316
  Payable to affiliates - Note 5                                   225,000           400,000
                                                              ------------    --------------

     Total Liabilities                                         972,502,742     2,083,891,702
                                                              ------------    --------------

 Commitments and Contingencies - Note 5

 Shareholders' Equity
  Class A Common Stock, $.10 par
   value; 100,000 shares authorized; 25,000 shares
   issued; 18,000 shares outstanding at June 30,
   1994 and 19,000 shares outstanding at June 30,
   1993
                                                                     2,500             2,500
  Class B Common Stock, $.10 par
   value; 50,000 shares authorized; 36,200 shares
   issued; 35,200 shares outstanding at June 30,
   1994 and 36,200 shares outstanding at June 30,
   1993                                                              3,620             3,620
  Capital in excess of par value                                    99,480            99,480
  Retained earnings                                              7,431,461         5,250,606
                                                              ------------    --------------
                                                                 7,537,061         5,356,206
  Less: Treasury stock - at cost,
   Class A Common Stock, 7,000 shares at June 30,
   1994 and 6,000 shares at June 30, 1993; Class B
   Common Stock 1,000 shares at June 30, 1994-Note
   4                                                               214,259            68,720
                                                              ------------    --------------

     Total Shareholders' Equity                                  7,322,802         5,287,486
                                                              ------------    --------------

     Total Liabilities and
      Shareholders' Equity                                    $979,825,544    $2,089,179,188
                                                              ============    ==============





The accompanying notes are an integral part of these financial statements.

                    AMERICAN SOUTHWEST FINANCIAL CORPORATION
                              STATEMENTS OF INCOME


                                                      For the year ended         For the year ended      For the year ended
                                                        June 30, 1994               June 30, 1993           June 30, 1992
                                                      -----------------          ------------------      ------------------
 REVENUES
   Interest
      Pursuant to Funding Agreements -
       Note 2                                          $  64,712,455               $120,262,793             $177,375,457
       Mortgage Securities - Note 2                       92,855,805                128,818,512              169,251,428
       Other - Note 5                                      1,053,626                  1,502,005                1,558,802
   Management fees                                            62,112                     76,833                  187,160
   Redemption and modification
     income - Notes 2 and 3                                4,098,297                  1,852,453                6,013,885
                                                       -------------               ------------             ------------
                                                         162,782,295                252,512,596              354,386,732
                                                       -------------               ------------             ------------

 COSTS AND EXPENSES
   Interest on Bonds - Note 2                            157,207,077                248,819,722              346,078,389
   Interest on other obligations -
     Note 2                                                                             114,555                  491,945
   Interest on loan from affiliates -
     Note 2                                                   44,343
   Management fees - Note 5                                1,825,000                  1,400,000                2,175,000
   Other expenses - Note 2                                    95,020                  1,828,909                  466,356
                                                          ----------                -----------              -----------
                                                         159,171,440                252,163,186              349,211,690
                                                         -----------                -----------              -----------

 INCOME BEFORE TAXES                                       3,610,855                    349,410                5,175,042

 Provision for Income Taxes -
   Note 6                                                  1,430,000                    140,000                2,051,000
                                                          ----------                 ----------             ------------

 NET INCOME                                             $  2,180,855                 $  209,410             $  3,124,042
                                                        ============                 ==========             ============

 EARNINGS PER SHARE OF
   CLASS A COMMON STOCK - Note 7                        $     117.88                 $     9.91            $      127.69
                                                        ============                 ==========             ============

 Weighted average number of Class A
   shares outstanding                                         18,501                     21,140                   24,464
                                                        ============                 ==========             ============





The accompanying notes are an integral part of these financial statements.

                    AMERICAN SOUTHWEST FINANCIAL CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992




                                    Number of                    Capital in
                                       Shares          Par       Excess of           Retained        Treasury              Total
                                  Outstanding        Value       Par Value           Earnings           Stock             Equity
                                  -----------      -------      ----------          ---------      ----------         ----------
 Balance at
   June 30, 1991                       65,200      $6,620       $   99,480          $1,917,154     $   (7,272)        $2,015,982

 Net Income                                                                          3,124,042                         3,124,042
 Acquisition of
   Treasury Stock:
      Class A                          (8,000)                                                        (67,590)           (67,590)
      Class B                          (4,000)                                                           (400)              (400)
 Sale of Class A
   Treasury Stock                       6,000                                                          47,833             47,833
 Retirement of
   Class B Treasury Stock
                                                     (400)                                                400
                                  -----------      -------      ----------          ----------     ----------         -----------


 Balance at
   June 30, 1992                       59,200       6,220           99,480           5,041,196        (27,029)         5,119,867

 Net Income                                                                            209,410                           209,410
 Acquisition of
   Treasury Stock:
      Class A                          (3,000)                                                        (41,691)           (41,691)
      Class B                          (1,000)                                                           (100)              (100)
 Retirement of
   Class B
   Treasury Stock                                    (100)                                                100
                                   -----------     --------     -----------         ----------      ----------        -----------

 Balance at
   June 30, 1993                       55,200       6,120           99,480           5,250,606        (68,720)         5,287,486

 Net Income                                                                          2,180,855                         2,180,855
 Acquisition of
   Treasury Stock:
      Class A                          (1,000)                                                       (145,439)          (145,439)
      Class B                          (1,000)                                                           (100)              (100)
                                   ----------       ------      -----------         ----------     ------------       -----------

 Balance at
   June 30, 1994                       53,200      $6,120       $   99,480          $7,431,461     $ (214,259)        $7,322,802
                                   ==========      ======       ==========          ==========     ==========         ==========





The accompanying notes are an integral part of these financial statements.

                    AMERICAN SOUTHWEST FINANCIAL CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                           For the year Ended       For the year Ended          For the year Ended
                                                              June 30, 1994            June 30, 1993               June 30, 1992
                                                           ------------------       ------------------           -----------------
 CASH FLOWS FROM OPERATING ACTIVITIES

    Net Income                                              $   2,180,855             $     209,410               $    3,124,042
                                                            -------------              ------------              ----------------

    Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
       Decrease in interest receivable on
         Mortgage Collateral                                   17,478,807                18,695,076                   15,391,408
       Decrease (increase) in other
         receivables                                              377,515                   (70,954)                     (95,536)
       (Increase) decrease in advances to
         affiliates                                            (1,093,824)                  872,551                   (1,532,551)
       Decrease in interest payable - Bonds                   (17,506,126)              (18,547,767)                 (15,550,721)
       (Decrease) increase in accounts payable
         and interest payable on other obligations               (196,944)               (2,833,751)                   3,029,010
       (Decrease) increase in payable to
         affiliates                                              (175,000)                 (427,387)                     752,387
                                                              ------------             ------------               --------------

            Total Adjustments                                  (1,115,572)               (2,312,232)                   1,993,997
                                                             ------------             -------------               --------------
       Net cash provided by (used in) operating
         activities                                             1,065,283                (2,102,822)                   5,118,039
                                                             ------------             -------------               --------------

 CASH FLOWS FROM INVESTING ACTIVITIES

    Collection of Mortgage Collateral                       1,146,023,758             1,159,392,900                  985,571,343
    Maturity of investments, net                                                                                       1,204,118
                                                            -------------             -------------                --------------
       Net cash provided by investing activities            1,146,023,758             1,159,392,900                  986,775,461
                                                            -------------             -------------                --------------


 CASH FLOWS FROM FINANCING ACTIVITIES

    Principal reduction of Bonds Payable                   (1,149,499,029)           (1,152,965,120)                (992,822,266)
    (Decrease) increase in other obligations                                             (4,497,028)                   4,497,028
    Acquisition of Treasury Stock                                (145,539)                  (41,791)                     (67,990)
    Sale of Class A Treasury Stock                                                                                        47,833
                                                            -------------             -------------              ---------------
       Net cash used in financing activities               (1,149,644,568)           (1,157,503,939)                (988,345,395)
                                                            -------------             -------------              ---------------

    Net (decrease) increase in cash and cash
       equivalents                                             (2,555,527)                 (213,861)                   3,548,105
    Cash and cash equivalents at beginning of
         period                                                 3,989,969                 4,203,830                      655,725
                                                            -------------             -------------              ---------------
    Cash and cash equivalents at end
       of period                                            $   1,434,442              $  3,989,969              $     4,203,830
                                                            =============              ============              ===============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION

    Cash paid for income taxes                             $    1,235,000             $   2,131,172              $      244,503
                                                           ==============             ==============             ==============

    Cash paid for interest                                 $  138,725,633             $ 234,688,607              $  337,652,584
                                                           ==============             =============              ==============

Disclosure of accounting policy:
For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.





The accompanying notes are an integral part of these financial statements.

                    AMERICAN SOUTHWEST FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1994 AND 1993

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Organization

         American Southwest Financial Corporation (the "Company") was organized for the purpose of issuing mortgage- collateralized bonds ("Bonds") in series ("Series") consisting of one or more classes (each a "Class") to facilitate the financing of long-term residential mortgage loans secured by single-family residences. The Company last issued a Series of Bonds in September 1988. The Bonds are collateralized by certificates of the Government National Mortgage Association, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation (collectively, all such certificates are referred to as "Mortgage Certificates") and by conventional mortgage loans (together with Mortgage Certificates referred to as "Mortgage Collateral").
The Company does not have and is not expected to have any significant assets other than cash and the assets pledged to secure specific Series of Bonds.

         Each Series of Bonds that has been issued is a nonrecourse obligation of the Company payable solely from the Mortgage Collateral and other collateral (together the "Collateral") pledged to secure such Series of Bonds. Neither the Company, the participating finance companies ("Finance Companies") nor the holders of the residual interest in the REMICs (defined below), as applicable, have guaranteed, or otherwise are obligated to pay the Bonds of a Series except from the proceeds of the Collateral securing such Series of Bonds. The Company has made elections to treat the arrangements by which the Collateral securing certain Series of Bonds is held as "real estate mortgage investment conduits" ("REMICs") for federal income tax purposes. The residual interests in the REMICs (generally, the right to receive the remaining cash flow available on Collateral after debt service and payment of administrative expenses on Bonds) are owned by persons other than the Company.

Discounts on Receivables Pursuant to Funding Agreements, Mortgage Securities and Bonds

         Discounts incurred in connection with the issuance of Bonds and the acquisition of related Collateral are amortized using the interest method over the estimated life of the Bonds.

Fair Value of Financial Instruments

         The carrying value of the Company's financial instruments approximates fair value.

NOTE 2 - MORTGAGE COLLATERAL AND BONDS PAYABLE

         As a result of the elections by the Company to treat the arrangement by which the Collateral securing certain Series of Bonds is held as REMICs, the related income and expense of each such Series is reported as a separate entity for federal income tax purposes. For financial statement purposes, the Mortgage Collateral securing the Bonds of a Series is presented on the balance sheets as (i) "Receivables Pursuant to Funding Agreements" (defined below) if the Mortgage Collateral securing such Series is owned by Finance Companies and pledged by such Finance Companies to the Company pursuant to funding agreements, or (ii) "Mortgage Securities" if the Mortgage Collateral securing such Series is owned by the Company. The Bonds secured by the Mortgage Collateral are presented as "Bonds Payable".

         With respect to a Series of Bonds for which the Mortgage Collateral securing such Series is owned by the Finance Companies and pledged to the Company, the Company and each Finance Company participating in such Series enter into a funding agreement ("Funding Agreement") with respect to such Series pursuant to which the Company lends and such Finance Company borrows all or a portion of the proceeds from the sale of the Bonds of such Series. Each participating Finance Company agrees to repay its loan from the Company by causing payments to be made to the trustee (the "Trustee") for the related Series of Bonds on behalf of the Company in such amounts as are necessary to pay the principal of and interest on the Finance Company's loan from the Company as it becomes due, and each Finance Company pledges to the Company Collateral as security for its loan. The Company assigns to the Trustee its entire right, title and interest in the Collateral and all proceeds thereof pledged under the Funding Agreements as security for such Series of Bonds. At June 30, 1994, the Company had $2,221,452 in Receivables Pursuant to Funding Agreements that were not pledged as security for Series of Bonds, having paid off the related Series of Bonds utilizing corporate cash. At June 30, 1994 and 1993, various funds held by the Trustee pursuant to Funding Agreements such as expense reserve funds and debt service funds together with deposits of funds received from payments on Mortgage Collateral, were approximately $40,850,000 and $111,526,000, respectively.

     Payments on the Mortgage Collateral and withdrawals from the debt service funds are the sources of funds for payments of principal and interest on the Bonds. Each Mortgage Certificate and mortgage loan is assigned an initial funding amount which in the aggregate is at least equal to the principal amount of the Bonds at the issue date. The interest rates and stated maturities for the Mortgage Collateral are similar to the Bonds Payable.

         Funds generated by principal and interest payments on the Mortgage Collateral securing a Series of Bonds are held by the Trustee. If Bonds are outstanding, the Trustee holds the funds until the payment dates for the Bonds of such Series, makes the payments to the bondholders and remits the surplus cash to the Company. The surplus is used to pay current fees and expenses, held in reserve funds for future fees and expenses, held in special reserve funds securing the Bonds, paid to the Finance Companies pursuant to the Funding Agreements, if any, or paid to the purchaser of the residual interest in the REMIC, if any, with respect to such Series.

         In the case where the Company has paid off the Bonds of a Series and has retained the Receivable Pursuant to Funding Agreements, the Trustee, through a separate custodial agreement, acts only as a custodian of the principal and interest payments on the Mortgage Collateral and remits the entire amount to the Company monthly. The Company, in turn, holds these funds as escrowed reserve funds (see Note 8) and applies the funds to principal and interest payments on the Finance Company's Funding Agreements as they become due and pays administration costs. The Company periodically remits any surplus funds to the Finance Company pursuant to the Funding Agreements.

         As of June 30, 1994, the Company had issued 68 Series of Bonds, of which 37 Series were outstanding with stated maturities ranging from years
2004 through 2019. The Bonds that bear interest at fixed rates have rates ranging from 7.50% to 12.50%. Certain Classes of Bonds bear interest at variable rates, determined monthly or quarterly, equal to a stated percentage above either (i) the London Interbank Offered Rate (LIBOR) or (ii) the Cost of Funds Index (COFI), subject, in each case, to a maximum interest rate ceiling established at the issuance date. Certain Classes of Bonds are entitled to receive principal payments only and do not bear interest.

         Under the applicable indenture supplements (the "Series Supplements"), the unpaid principal balances of certain Classes of "compound interest" Bonds are increased by the amount of interest accrued but not yet payable on each payment date. The amount of principal to be paid at each payment date is based on the distributions received from the Collateral since the prior payment date. Interest rates on mortgage loans underlying the Mortgage Collateral pledged to secure the Bonds affect the rate of repayment on the Mortgage Collateral and the timing of the return of principal to the Bondholders. The following table demonstrates the Bond principal reduction experienced by the Company:


                                                     (In Thousands of Dollars)

                                                                                                           Remaining
                                                                                                             Balance
                                                                                                          Percentage
                                                                      Remaining Principal                of Original
                                      Original                        Outstanding June 30                   Issue at
Series                                    Bond                        -------------------                    June 30
Issued                               Principal             1992             1993             1994               1994
- ------                              ----------       ----------       ----------         --------        -----------
Fiscal Years
  Ended:
  June 30, 1985
    and Prior                       $1,208,517       $  143,101       $   51,965         $ 22,504               1.9%
  June 30, 1986                      1,550,615          481,670          261,732          109,616               7.1%
  June 30, 1987                      1,488,780          812,556          550,407          199,549              13.4%
  June 30, 1988                      2,751,268        1,510,318        1,052,744          550,701              20.0%
  June 30, 1989                        400,350          296,571          209,305          114,240              28.5%
                                    ----------       ----------       ----------         --------              -----

Total                               $7,399,530       $3,244,216       $2,126,153         $996,610              13.5%
                                    ==========       ==========       ==========         ========              =====


         The Series Supplements relating to certain Series of Bonds issued by the Company contain redemption provisions which give the Company the option to redeem such Bonds in whole or in part when specific criteria are met. With respect to other Series of Bonds, the Company may effect a redemption only at the direction of the holders of the residual interest. The Company exercised the right to redeem the outstanding Bonds (or portions of the outstanding Bonds) of numerous Series during the fiscal years ended June 30, 1994, 1993 and 1992. At the time of a redemption, with the Company's and Trustee's consent, the underlying collateral is sold and the proceeds from the sale are used to redeem the Bonds. The Company remits the remainder, if any, either to (i) the participating Finance Companies after charging each a prepayment fee (included in redemption and modification income) or (ii) to the holder of the residual interest in the REMIC, as applicable. During the fiscal year ended June 30, 1994, a certain Finance Company elected not to sell its collateral and participate in certain redemptions. The Company nevertheless effected the full redemption of these related Series of Bonds, and utilized corporate cash to redeem the non-participating Finance Company's proportionate share of the Bonds. Prepayment fees charged to the Finance Companies which elected to sell their collateral, including fees charged to affiliates, are assessed in accordance with specific policies established by the Company. Any deviation from these policies necessary to address unique Bond structures, Collateral or other factors requires approval of the Company's Board of Directors including a majority of the Directors who have no financial or other interest in the matter. Expenses related to the redemptions are included in other expenses. Although redemption opportunities were favorable in the past few years, the benefits of redemptions are not predictable and may not be favorable in the future due to a variety of factors including uncertainty of the time at which the Company may effect redemptions of the outstanding Bonds, prevailing interest rates, other similar market factors and, in certain circumstances, limitations under agreements entered into by the Company.

         Additionally, during the fiscal years ended June 30, 1994, 1993 and 1992, the Company exercised its right (pursuant to the indenture and the applicable Series Supplements) to effect the optional Class redemptions (known as "time-out calls") of the remaining outstanding amounts of certain Classes of Bonds, utilizing corporate cash, Escrowed Reserve Funds (Note 8) and funds borrowed from affiliates. Pursuant to the time-out calls, payments of principal and interest that would otherwise be payable to the holders of Bonds so redeemed are paid by the Trustee to the Company. During the fiscal year ended June 30, 1994, the Company borrowed funds from affiliates to effect certain time-out calls, paying interest to such affiliates at the prime rate of interest as published in the Wall Street Journal. All borrowings from affiliates for time-out calls had been repaid at June 30, 1994. During the fiscal years ended June 30, 1993 and 1992, to the extent Escrowed Reserve Funds were utilized to effect the time- out calls, the Company credited all principal and interest (presented as interest on other obligations) to the Escrowed Reserve Funds. Interest expense on Bonds is less than interest income related to Funding Agreements and Mortgage Securities due to these time-out calls and due to the Funding Agreements that remained in place after certain redemptions of Series of Bonds in the 1994 fiscal year.

NOTE 3 - BOND MODIFICATIONS

         During the fiscal year ended June 30, 1992, the Company and the Trustee, in agreement with Bondholders and pursuant to the indenture and as supplemented by the applicable Series Supplements, modified the redemption rights of the

Series H Class H-4 Bonds, the Series I Class I-3 Bonds, the Series J Class J-3 Bonds and the Series K Class K-3 Bonds through amendments of the applicable Series Supplements. In connection with these modifications, the Company recorded income of $5,170,709 which is included in redemption and modification income for the fiscal year ended June 30, 1992. The Company also modified the redemption rights for the Series G Class G-4 Bonds in May 1991. The Company did not modify the redemption rights relating to any Series of Bonds during the fiscal years ended June 30, 1994 and 1993.

NOTE 4 - TREASURY STOCK

         The Company acquired 1,000 shares of Class A Common Stock from one shareholder during the fiscal year ended June 30, 1994. During the fiscal year ended June 30, 1993, the Company acquired from three shareholders a total of 3,000 shares of Class A Common Stock. During the fiscal year ended June 30, 1992, the Company acquired from eight shareholders a total of 8,000 shares of Class A Common Stock and sold a total of 6,000 Class A shares at cost to Directors. In each case, the shareholder who sold the shares to the Company simultaneously sold to two affiliates of the Company, the shareholder's shares in such affiliates. The total purchase price for the shares of all three companies, in each case, was allocated to the shares based on the relative book value of the companies on the date of the purchase. The Company also acquired 1,000 shares of Class B Common Stock during the fiscal year ended June 30, 1994; acquired and subsequently retired 1,000 shares of Class B Common Stock during the fiscal year ended June 30, 1993; and utilized the cost method of accounting in all cases for the acquisitions of the Class A and Class B shares.

NOTE 5 - RELATED PARTY TRANSACTIONS

         The Company receives the use of office space, equipment, and certain managerial, administrative, financial and other services from an affiliate, American Southwest Financial Services, Inc. ("ASFS") pursuant to the terms of an agreement (the "Mortgage Securities Issuance and Administration Agreement") between the Company and ASFS. The Mortgage Securities Issuance and Administration Agreement generally provides for the Company to pay ASFS, on a quarterly basis, the shortfall between the total fees earned for both the securities issuance services and the securities administration services ASFS performs, and 110% of the overhead of ASFS, subject to scheduled adjustments. Management fees payable to ASFS at June 30, 1994 and 1993 are $225,000 and $400,000, respectively, and are included in payable to affiliates. For each outstanding Series of Bonds, ASFS also receives administration fees which are paid from the cash held as Escrowed Reserve Funds or by the Trustee and are not expenses of the Company. The holders of Class A Stock of the Company and of American Southwest Finance Co., Inc. ("ASFCI"), an affiliate, own 100% of the Class A Stock of American Southwest Affiliated Companies ("ASAC"), parent company of ASFS and various other affiliates.

         During the fiscal years ended June 30, 1994, 1993 and 1992, the net assets of certain Finance Companies were acquired by subsidiaries of ASAC.

         Additionally, the Company made advances to ASAC during the fiscal years ended June 30, 1994, 1993 and 1992. The advances were collectible upon demand and the amounts presented on the balance sheets include interest accrued at prime. Interest income of $28,527, $81,836 and $68,282 was earned on the advances during the fiscal years ended June 30, 1994, 1993 and 1992, respectively, and is included in other interest income. Subsequent to June 30, 1994, the advances were paid in full with interest.

         During the fiscal years ended June 30, 1994, 1993 and 1992, certain Finance Companies, including subsidiaries of ASAC, sold portfolios of single-family mortgage loans (the "Mortgage Loans") at their cost to SecurNet Financial Corporation ("SecurNet", a subsidiary of ASAC) in connection with certain Bond redemptions. To effect the purchases, SecurNet borrowed funds from the Escrowed Reserve Funds administered by the Company, or arranged financing through an outside source. SecurNet's borrowings from the Escrowed Reserve Funds were evidenced by a note, the principal amount of which was not to exceed $8 million, collectible upon demand, secured by the Mortgage Loans and bearing interest at prime, which was 7.25% and 6% at June 30, 1994 and 1993, respectively. At June 30, 1994, the balance of the Mortgage Loans with accrued interest was $6,320,484 while SecurNet owed $5,220,169 to the Escrowed Reserve Funds, including accrued interest. On August 11, 1994, SecurNet repaid in full the note and interest to the Escrowed Reserve Funds.

         In July 1994, the Company entered into a Letter of Understanding with one of its Class A shareholders pursuant to which the Company, ASFCI and ASAC each agreed to purchase, upon such shareholder's request made at any time prior to December 1, 1994 all of such shareholder's shares of Class A stock in the Company, ASFCI and ASAC (or any stock issued in exchange for such stock) at a price equal to the higher of (i) $1,000,000 or,
(ii) in the event the Company has purchased Class A stock from another shareholder prior to December 1, 1994 at a purchase price higher than $1,000,000, such higher price.

         In September 1993 the Company and a Finance Company sold the Collateral securing its Series 45 Bonds, paid the Bondholders all principal and interest due on the redemption date and collected a negotiated prepayment penalty. A Director of the Company also serves as a Director and President of the residual holder.

         In December 1992, the Company and another Finance Company
(the "Seller") that participated in various Series of Bonds of the Company entered into an agreement under which the Company acquired and placed into Treasury Stock all shares of stock of the Company owned by the Seller. They also agreed to maintain at the current amounts the Bond Administration Fees charged by the Company to the Seller for the various Series of Bonds in which the Seller participated. As part of the agreement, an affiliate of the Company (a subsidiary of ASAC), concurrently purchased all of the assets of two Finance Companies (affiliates of the Seller) that were participants in the Company's Series W and Series 38 Bonds. The Collateral relating to Series W was sold in December 1992; the Bonds were subsequently redeemed in February 1993; and all benefits from the transaction were paid to the subsidiary of ASAC. Surplus relating to Series 38 continues to be paid to the subsidiary of ASAC. Another Director of the Company also served as an Officer of the Seller at the time of the transaction.

         Related party transactions involving the Company and Escrowed Reserve Funds are discussed in Notes 2 and 8.

NOTE 6 - INCOME TAXES

         A reconciliation of income taxes at the statutory rate to income tax expense at the Company's effective rate is as follows:

                                                     June 30             June 30             June 30
                                                     1994                1993                1992
                                                  ----------            --------          ----------
Computed federal tax at
  the expected statutory
  rate                                            $1,228,000            $118,800          $1,760,000
State income tax,
  net of federal tax
  benefit                                            202,000              21,200             291,000
                                                  ----------            --------          ----------
Provision for income tax                          $1,430,000            $140,000          $2,051,000
                                                  ==========            ========          ==========

         At June 30, 1994, accounts payable includes income taxes payable of approximately $4,000. At June 30, 1993, other receivables include refundable income taxes of approximately $191,000 resulting from the overpayment of federal and state estimated taxes. For the fiscal years ended June 30, 1994, 1993 and 1992, there were no timing differences between the recognition of income for book and tax, nor were there any net operating losses available to offset future book or taxable income.

NOTE 7 - EARNINGS PER SHARE

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

NOTE 8 - ESCROWED RESERVE FUNDS

         The Company maintains, and invests on behalf of participating
Finance Companies, Escrowed Reserve Funds held primarily for current and future Bond administration expenses. Escrowed Reserve Funds of approximately $247,500 are also held and invested for a Finance Company who elected not to participate in certain redemptions (see Note 2). None of these funds are included in the Company's assets or liabilities on the accompanying balance sheets as of June 30, 1994 and 1993. Escrowed Reserve Funds held by the Company included the following at June 30:

                                                       1994                   1993
                                                -----------            -----------
Cash and cash equivalents                       $ 5,523,688            $ 3,743,008
U.S. Government Securities
  and Commercial Paper                                                   7,505,437
Secured loan to SecurNet - Note 5                 5,220,169              3,930,918
                                                -----------            -----------
                                                $10,743,857            $15,179,363
                                                ===========            ===========

         Escrowed Reserve Funds are released to participating Finance
Companies pursuant to full redemptions of Bonds. The Company believes that the Escrowed Reserve Funds at June 30, 1994, as well as ongoing fees charged to participating Finance Companies, are sufficient to meet future Bond administration obligations, including the obligation to ASFS under the Mortgage Securities Issuance and Administration Agreement.

NOTE 9 - SUBSEQUENT EVENTS

         Since June 30, 1994, the Company has redeemed in full the remaining outstanding balances of its Series Q, Series R and Series 58 Bonds. The Company recorded redemption income of approximately $377,500 related to the Series Q and R redemptions while all proceeds from the Series 58 redemption were paid to the holders of the residual interest in the REMIC.

         On August 15, 1994, pursuant to a signed note, the Company borrowed from ASAC $2,245,000 at a stated interest rate of prime, as published in the Wall Street Journal, on an unsecured basis. On September 1, 1994 ASAC repaid $700,000 of the loan with interest to the Company leaving an outstanding principal balance of $1,545,000.

Item 9.           Disagreements on Accounting and Financial Disclosure.

                  None.

                    AMERICAN SOUTHWEST FINANCIAL CORPORATION
                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The Directors and Executive Officers of the Company are as follows:

          Jon A. Grove..............50                Director and Chairman of the Board

          G. Thomas Eggebrecht......51                Director

          Michael H. Feinstein......59                Director, Acting President, Executive
                                                      Vice President and Chief Operating Officer

          Alan D. Hamberlin.........45                Director

          Kirby Korth...............42                Director

          Philip J. Polich..........45                Director

          J. Larry Sorsby...........39                Director

          Richard H. Hackett........50                Executive Vice President, Treasurer,
                                                        Chief Financial and Accounting Officer

          Jeffrey A. Newman.........32                Senior Vice President

          Andrew J. Haggerty........40                Vice President

          Mary C. Hislop............41                Vice President and Asst. Treasurer

          Paul Martin...............37                Vice President

          Joanne Morris.............39                Secretary

                  Jon A. Grove has been Chairman of the Board and a Director of the Company since its organization in September 1982. Mr. Grove also has served as Chairman of the Board and a Director of ASFCI since its organization in September 1982 and served as its President until March 1984 and from February through July 1986. Mr. Grove also has served ASAC as Chairman of the Board and a Director since its organization in March 1985. Mr. Grove also has served as a Director of Westam Mortgage Financial Corporation ("Westam") from its organization in May 1986 until October 1992, as President from its organization until May 1987 and as Chairman of the Board from May 1987 until October 1992. Mr. Grove served as Chairman of the Board and a Director of SecurNet Mortgage Securities Corporation I ("SecurNet I") from June 1990 to December 1991. ASFCI, Westam and SecurNet I, all of which are engaged in financing residential mortgage loans, are affiliates of the Company. Mr.
Grove has served as Chairman of the Board, President and a Director of ASR Investments Corporation, a real estate investment trust, since its organization in June 1987 and as the President and Chief Executive Officer of the general partner of the managing general partner of ASMA Mortgage Advisors Limited Partnership, a management company that serves as the manager for ASR Investments Corporation, since its organization.

         G. Thomas Eggebrecht has served as a Director of the Company since April 1986 and served as President and Chief Executive Officer of the Company from June 1990 through August 1994. Mr. Eggebrecht concurrently served in identical positions with ASFCI and ASAC. Mr. Eggebrecht served as Director, President and Chief Executive Officer of Westam and SecurNet I from June 1990 through August 1994. Mr. Eggebrecht served as Chairman of the Board of Westam from November 1992 through August 1994 and as Chairman of the Board of SecurNet from April 1987 to June 1988 and from December 1991 through August 1994. Mr. Eggebrecht served as Chairman of the Board, Director, President and Chief Executive Officer of American Southwest Financial Securities Corporation ("ASFSC") from its organization in September 1993 through August 1994. ASFSC is involved in financing commercial and multi-family mortgage loans and is an affiliate of the Company. Mr. Eggebrecht served as Chairman of the Board, Director, President and Chief Executive Officer of SecurNet Mortgage Securities Corporation II ("SMSCII") from its organization August 9, 1994 through August 1994. SMSCII is engaged in financing residential mortgage loans and is an affiliate of the Company. Mr. Eggebrecht served as Vice Chairman of North American Mortgage Company from September 1988 to May 1989, and in various other capacities with such company from September 1980 to September 1988.

                  Michael H. Feinstein has been a Director of the Company since October 1984, has been Executive Vice President and Chief Operating Officer of the Company since September 1993 and has served as Acting President since August 1994. Mr. Feinstein concurrently served in identical positions with ASFCI and ASAC since their organizations. Mr. Feinstein served as Executive Vice President and Chief Operating Officer of Westam and SecurNet I from September 1993 through

August 1994 and has served as Chairman of the Board, Director, President and Chief Executive Officer since September 1994. Mr. Feinstein has served in identical positions with ASFSC and SMSCII since each of their inceptions. Mr. Feinstein served as Executive Vice President and Chief Operating Officer of Asset Investors Corporation, a real estate investment trust, since January 1990 and as Treasurer and Chief Financial Officer of such company since its organization in October 1986, until September 1993. Mr. Feinstein served as a Senior Vice President of Asset Investors Corporation from August 1987 to January 1990 and as a Vice President of such company from its organization to August 1987. Mr. Feinstein, through September 1993, also served as a Vice President and Treasurer of Financial Asset Management Corporation, a management company that serves as the manager for Asset Investors Corporation, since its organization in October 1986. Mr. Feinstein, through September 1993, served as a Senior Vice President of MDC Holdings, Inc. since January 1987, and as Treasurer since January 1984.

                  Alan D. Hamberlin has been a Director of the Company and of ASFCI since their organizations in September 1982 and of ASAC since April 1986. Mr. Hamberlin has been President of Courtland Homes, Inc. since July 1983. In addition, Mr. Hamberlin has served as Director, President and Chief Executive Officer of Homeplex Mortgage Investments Corporation, a real estate investment trust, since its organization in May 1988, and Chairman of its Board since January 1990.

                  Kirby Korth has been a Director of the Company and of ASFCI since November 1982 and of ASAC since April 1986. Mr. Korth has served as a Division Manager for U.D.C. Homes, L.P. since March 1989. From November 1988 to February 1989, Mr. Korth served as a building industry consultant. Mr. Korth was a Director and President of Golden Heritage Corporation from September 1987 until October 1988, and a Vice President from October 1982 until September 1987.

                  Philip J. Polich has been a Director of the Company and of ASFCI since their organizations and a Director of ASAC since April 1986. Mr. Polich has been Chairman and Chief Executive Officer of Emerald Texas since May 1987. From February 1990 to May 1990, Mr. Polich served as Vice President of Verit Industries, and served as its Director and President from May 1990 until June 1992. Mr. Polich was President and Chief Executive Officer of the managing general partner of Emerald Homes, L.P. from 1984 until June 1990, and was its Chairman of the Board until June 1992. In 1993 Mr. Polich was discharged from a bankruptcy under Chapter 7 of the United State Bankruptcy Code.

                  J. Larry Sorsby has been a Director of the Company and of ASFCI since December 1983 and a Director of ASAC since April 1986. Mr. Sorsby has served as Senior Vice President/Finance and Treasurer for K. Hovnanian Enterprises, Inc., a home building company, since March 1991 and served as Vice President/Finance of such company from September 1988 to February 1991. Mr. Sorsby was President of the MortgageBanque, Inc. (a wholly-owned subsidiary of Gemcraft Homes, Inc.) from February 1985 to September 1988.

                  Richard H. Hackett has been Executive Vice President of the Company since September 1991, and Treasurer and Chief Financial and Accounting Officer since February 1987. Mr. Hackett served as Vice President from October 1986 to August 1991 and Controller from October 1986 to February 1987. Mr. Hackett concurrently served in identical positions with ASFCI and ASAC. Mr. Hackett has been Executive Vice President of Westam since September 1991 and Chief Financial and Accounting Officer and a Director of such company since November 1987. Mr. Hackett also has served as a Director, Treasurer and Chief Financial and Accounting Officer of SecurNet I since its organization in March 1987, Executive Vice President since September 1991 and Vice President from March 1987 through August 1991. Mr. Hackett has served as Director, Executive Vice President,

Treasurer and Chief Financial and Accounting Officer of ASFSC since its inception. Mr. Hackett has served in identical positions with SMSCII since its inception.
                  Jeffrey A. Newman has served as a Senior Vice President of the Company since May 1992 and served as Vice President from May 1987 until November 1988 and from May 1989 to May 1992. Mr. Newman concurrently served in identical positions with ASFCI and ASAC. Mr. Newman also has been Senior Vice President of Westam since May 1992, served as Vice President from November 1987 to November 1988 and from May 1989 to May 1992, and as a Director from May 1989 to June 1990 and since September 1, 1994. Mr. Newman has served SecurNet I as Senior Vice President since May 1992, and as its Vice President from June 1988 to November 1988, and from June 1990 to May 1992. Mr. Newman has also served as a Director of SecurNet I since September 1, 1994. Mr. Newman has served as Senior Vice President of ASFSC and SMSCII since each of their inceptions and has served as a Director for each of these entities since September 1, 1994. Mr. Newman served the Company and these affiliated companies in the capacity of Bond Administrator from July 1985 to November 1988, from February 1989 to September 1989 and again since January 1993.

                  Andrew J. Haggerty has been a Vice President of the Company ASFCI and ASAC since May 1987. Mr. Haggerty has been a Vice President of Westam since November 1987 and served as a Director from May 1988 to June 1990. Mr. Haggerty also has been a Vice President of SecurNet I since March 1987 and served as a Director from March 1987 to September 1990. Mr. Haggerty has served as a Vice President of ASFSC and SMSCII since each of their inceptions. Mr. Haggerty served the Company and these affiliated companies in charge of Bond Origination since October 1984.

                  Mary C. Hislop has served as Vice President and Assistant Treasurer of the Company since November 1992. Ms. Hislop also has served as Vice President and Assistant Treasurer of ASFCI, ASAC, Westam and SecurNet I since November 1992. Ms. Hislop has served as Vice President of ASFSC and SMSCII since each of their inceptions and has served the Company and these affiliated companies in various positions in accounting since May 1986.

                  Paul Martin has served as Vice President of the Company since June 1991. Mr. Martin also has been a Vice President of ASFCI, ASAC, Westam, and SecurNet I since June 1991. Mr. Martin has served as a Vice President of ASFSC and SMSCII since each of their inceptions. Since February 1988 Mr. Martin has served as a Residual Analyst for the Company and its affiliates while providing consultation for Bond Origination and Bond Administration.

                  Joanne Morris has served as Secretary of the Company since May 1987. Ms. Morris has been with the Company since June 1985 and has concurrently served in identical positions with ASFCI and ASAC. Ms. Morris has been Secretary of Westam since May 1987. Ms. Morris has also served as Secretary of SecurNet I, ASFSC and SMSCII since each of their inceptions.

                  Messrs. Feinstein, Grove, Hamberlin and Korth serve as members of the Executive Committee of the Board of Directors; Messrs. Feinstein, Hamberlin and Korth serve as members of the Audit Committee of the Board of Directors; and Messrs. Grove, Polich and Sorsby serve as members of the Compensation Committee of the Board of Directors. There are no nominating or other committees of the Board of Directors. There are no family relationships among any of the Directors or Executive Officers.

Item 11. Executive Compensation.

                  All officers of the Company are paid by ASFS for services rendered to the Company, ASFCI, ASAC and other affiliates. The following table sets forth compensation paid by ASFS to the named executives for the periods indicated:

                           SUMMARY COMPENSATION TABLE

                                                                                                Long Term
                                                                                                 Compen-
                                                                                                  sation
                                                                                               ________________
                                                                                               |  Payouts     |
                                             --------------------------------------------------|------------  |
                                                                                               |              |
(a)                             (b)                (c)              (d)            (e)         |         (h)  |        (i)
                                                                                  Other        |              |
Name                           Fiscal                                            Annual        |              |      All Other
and                            Years                                            Compen-        |      LTIP    |       Compen-
Principal                      Ended                                             sation        |     Payouts  |       sation
Position                      June 30        Salary($)         Bonus($)             ($)        |     ($) (2)  |         ($)
- ---------                     -------        ---------         --------         --------       |     -------  |      ---------
                                                                                               |              |
G. Thomas Eggebrecht,           1994           270,845          252,038                        |      30,000  |        27,300   (3)
                                ----                                                           |              |
Former President and Chief      1993           134,489           97,038          65,036   (1)  |              |        60,675
                                ----                                                           |              |
Executive Officer               1992           128,638           71,316          75,586   (1)  |   1,004,377  |        32,480
                                ----                                                           |              |
                                                                                               |              |
                                                                                               |              |
Michael H. Feinstein,           1994           131,250   (4)     63,887          26,091   (5)  |              |        17,490   (6)
                                ----                                                           |              |
Acting President, Executive     1993                                                           |              |        35,500
                                ----                                                           |              |
Vice President and Chief        1992                                                           |              |        20,000
                                ----                                                           |              |
Operating Officer                                                                              |              |
                                                                                               |              |
                                                                                               |              |
Richard H. Hackett,             1994           114,800           44,538                        |              |         6,030   (7)
                                ----                                                           |              |
Executive Vice President,       1993           104,385           52,315                        |              |        12,875
                                ----                                                           |              |
Treasurer, Chief Financial      1992            87,115           17,341                        |              |         5,236
                                ----                                                           |              |
and Accounting Officer                                                                         |              |
                                                                                               |              |
Jeffrey A. Newman, Senior       1994            82,077          115,079                        |              |        10,544   (7)
                                ----                                                           |              |
Vice President                  1993            74,039           51,825                        |              |        12,152
                                ----                                                           |              |
                                1992            61,017           17,463                        |              |         4,793
                                ----                                                           |              |
                                                                                               |              |
                                                                                               |              |
Paul Martin                     1994            63,446           40,059                        |              |         7,417   (7)
                                ----                                                           |              |
Vice President                  1993            59,779           43,049                        |              |        10,934
                                ----                                                           |              |
                                1992            55,223           20,863                        |              |         5,393
                                ----


(1) Included in other annual compensation for Mr. Eggebrecht for fiscal years ended June 30 1993 and 1992, are housing allowances of $60,000 each year.

(2) The amount presented for the fiscal year ended June 30, 1994 is related to an annual achievement bonus plan included in Mr. Eggebrecht's previous employment agreement, which was superseded by a new employment agreement effective July 1, 1993 (see below). The new agreement provides for a settlement of the achievement bonus for 1992 at $30,000 which was paid in October 1993.

(3) Mr. Eggebrecht's other compensation for the fiscal year ended June 30, 1994 included Director's fees of $1,000, 401(k) Plan employer contributions (see description of Plan below) made by ASFS for the same fiscal year in the amount of $9,240 and reverse split-dollar life insurance premiums of $17,060.

(4) Mr. Feinstein's compensation is for a partial year, September 20, 1993 through June 30, 1994.

(5) Included in other annual compensation for Mr. Feinstein is a housing allowance of $21,467.

(6) Mr. Feinstein's other compensation for the fiscal year ended June 30, 1994 consists of Director's fees of $8,250 paid as a Director prior to his full-time employment and 401(k) employer contributions made by ASFS of $9,240 (see below).

(7) These amounts are employer contributions made by ASFS to the 401(k) Plan (see below) for the fiscal year ended June 30, 1994.

               On January 1, 1986, ASFS established an Internal Revenue
Service Section 401(k) Profit Sharing Plan and Trust (the "401(k) Plan"). Employees become eligible to participate in the 401(k) Plan after 500 hours of service. 401(k) Plan participants make pretax contributions based on their level of compensation to total compensation paid, subject to IRS maximums.
ASFS contributes matching contributions at a percentage determined from time to time by the Board of Directors of ASFS and communicated to participants prior to such match. For the calendar year ended December 31, 1993, ASFS contributed $91,048 to the 401(k) Plan and for the current calendar year ASFS has contributed $65,033 through June 30, 1994.

               ASFS entered into an employment agreement with its President effective July 1, 1993, which superseded the previous three year employment agreement entered into as of January 1, 1991. The new agreement called for compensation in the form of (1) base salary, (2) an annual discretionary bonus, determined by the Company's

Compensation Committee and approved by the Board of Directors, not to exceed 185% of the base salary, and (3) use of an automobile, life insurance coverage and country club membership. The agreement provides that Mr. Eggebrecht's employment shall continue until December 31, 1996 unless sooner terminated upon Mr. Eggebrecht's death or disability, breach of the agreement or acts involving a crime, moral turpitude, fraud or dishonesty. In addition, either party at its option may terminate Mr. Eggebrecht's employment upon notice to the other party. In August 1994, pursuant to the terms of the employment agreement the Board of Directors of ASAC terminated Mr. Eggebrecht's employment.

                  Directors of the Company, ASFCI and ASAC (parent company of ASFS) receive annual fees paid by ASFS of $25,000 and $500 for each meeting attended including committee meetings. Directors who are officers of the Company did not receive this compensation after July 1, 1993.

                  The members of the Compensation Committee of the Board of Directors are Jon A. Grove, Philip J. Polich and J. Larry Sorsby. Mr. Grove served the Company as President from its organization in September 1992 until April 1984. Mr. Polich served the Company as Vice President and Secretary from its organization until April 1986. Mr. Sorsby served the Company as Vice President and Assistant Secretary from December 1983 until May 1985.

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.

                  The following table sets forth certain information regarding shares of the Company's voting securities beneficially owned by each person who is known by the Company to own or exercise voting or dispositive control over more than 5% of such shares. Shares held by all of the Company's Shareholders and by all Directors and Officers as a group are presented below:

                                                 CLASS OF STOCK
NAME AND                                         AND AMOUNT OF DIRECT                          PERCENT OF
ADDRESS OF BENEFICIAL OWNERS                     BENEFICIAL OWNERSHIP                               CLASS
- ----------------------------                     --------------------                          ----------

Baldwin Financial Services                       1,000 shares                                       5.56%
500 Newport Center Drive                         Class A Common Stock
Suite 700
Newport Beach, CA 92660

CDM Financial Company                            1,000 shares                                       5.56%
950 S. Cherry                                    Class A Common Stock
Suite 1100
Denver, CO 80222

CH Financial                                     1,000 shares                                       5.56%
4550 N. Black Canyon Hwy.                        Class A Common Stock
Phoenix, AZ 85017

Steven B. Chotin                                 1,000 shares                                       5.56%
Plaza Tower One, Suite 1200                      Class A Common Stock
6400 S. Fiddler's Green Circle
Englewood, CO 80111

Courtland Finance Company                        1,000 shares                                       5.56%   (1)
5333 N. 7th Street, Suite 305                    Class A Common Stock
Phoenix, AZ 85014

Davidon Finance Co.                              1,000 shares                                       5.56%
1600 S. Maine Street                             Class A Common Stock
Suite 150
Walnut Creek, CA 94596

G. Thomas Eggebrecht                             1,000 shares                                       5.56%
8725 N. 64th Place                               Class A Common Stock
Paradise Valley, AZ  85253

Jon A. Grove                                     1,000 shares                                       5.56%
335 N. Wilmot, Suite 250                         Class A Common Stock
Tucson, AZ 85711

Alan D. Hamberlin                                1,000 shares                                       5.56%
5333 N. 7th Street, Suite 305                    Class A Common Stock
Phoenix, AZ 85014

Hovnanian Financial Services I                   1,000 shares                                       5.56%   (2)
10 Highway 35                                    Class A Common Stock
Red Bank, NJ 07701

Kirby Korth                                      1,000 shares                                       5.56%
10645 E. Gold Dust                               Class A Common Stock
Scottsdale, AZ 85258

NGMC Finance Corp.                               1,000 shares                                       5.56%
730 N.W. 107th Avenue                            Class A Common Stock
Suite 410
Miami, FL 33172


                                                 CLASS OF STOCK
NAME AND                                         AND AMOUNT OF DIRECT                          PERCENT OF
ADDRESS OF BENEFICIAL OWNERS                     BENEFICIAL OWNERSHIP                               CLASS
- ----------------------------                     --------------------                          ----------
Philip J. Polich                                 1,000 shares                                       5.56%
3612 W. Dunlap, Suite M                          Class A Common Stock
Phoenix, AZ 85051

Presley Financial Corp.                          1,000 shares                                       5.56%
6055 E. Washington Blvd.                         Class A Common Stock
Suite 733
Commerce, CA 90040

J. Larry Sorsby                                  1,000 shares                                       5.56%
10 Highway 35                                    Class A Common Stock
Red Bank, NJ 07701

Toll Brothers Finance Co.                        1,000 shares                                       5.56%
3103 Philmont Avenue                             Class A Common Stock
Huntingdon Valley, PA 19006

Vineyard Financial Group                         1,000 shares                                       5.56%
1156 N. Mountain Avenue                          Class A Common Stock
Upland, CA 91786

Weekley Financial                                1,000 shares                                       5.56%
Co., Ltd.                                        Class A Common Stock
1300 Post Oak Blvd.
Suite 1000
Houston, TX 77056

All Directors and                                8,000 shares                                      44.44%   (3)
Officers as a Group                              Class A Common Stock
(13 people)


(1)      These shares are deemed to be beneficially owned by Mr. Hamberlin.

(2) These shares are deemed to be beneficially owned by Mr. Sorsby. Mr. Sorsby expressly disclaims such beneficial ownership.

(3) Includes 6,000 shares held directly and 2,000 shares held in the name of two related Finance Companies as discussed in (1) and (2) above.

Item 13. Certain Relationships and Related Transactions.

                  The Directors and Executive Officers of the Company also serve in similar capacities with ASFCI and ASAC. Each of such Directors also owns beneficially the same percentage of Class A Common Stock of ASFCI and ASAC and in the same manner as the shares held in the Company. ASAC owns 100% of the outstanding Capital Stock of

ASFS and SecurNet Financial Corporation ("SecurNet"), parent company of SecurNet I and SMSCII, as well as various other affiliates.

                  The Company is a party to the Mortgage Securities Issuance and Administration Agreement with ASFS. The Mortgage Securities Issuance and Administration Agreement generally provides for the Company to pay ASFS, on a quarterly basis, the shortfall between the total fees earned for both the securities issuance services and the securities administration services ASFS performs, and 110% of the overhead of ASFS, subject to scheduled adjustments. In the fiscal year ended June 30, 1994, the Company paid or accrued $1,825,000 to ASFS pursuant to the Mortgage Securities Issuance and Administration Agreement.

                  During the fiscal years ended June 30, 1994, 1993 and 1992, certain Finance Companies sold portfolios of single- family mortgage loans at cost to SecurNet. To effect such purchases, SecurNet borrowed funds from the Escrowed Reserve Funds pursuant to a signed note, or arranged financing through an outside source. Reference is made to Note 5 of the Financial Statements included in Item 8 of this Report for a more detailed description of these transactions.

                  During the fiscal years ended June 30, 1994, 1993 and 1992, the Company advanced funds to ASAC for various corporate purposes. All funds advanced to ASAC bore interest at the prime rate of interest as published in the Wall Street Journal. At June 30, 1994, the outstanding amount was $1,750,000, which has subsequently been paid in full with interest. At June 30, 1993 the outstanding amount was $660,000.

                  Subsequent to June 30, 1994 the Company borrowed $2,245,000 from ASAC pursuant to a signed note. See Note 9 ofthe Financial Statements included in Item 8 of this report.

                  In July 1994, the Company entered into a Letter of Understanding with one of its Class A shareholders pursuant to which the Company, ASFCI and ASAC each agreed to purchase, upon such shareholder's request made at any time prior to

December 1, 1994 all of such shareholder's shares of Class A stock in the Company, ASFCI and ASAC (or any stock issued in exchange for such stock) at a price equal to the higher of (i) $1,000,000 or, (ii) in the event the Company has purchased Class A stock from another shareholder prior to December 1, 1994 at a purchase price higher than $1,000,000, such higher price.

                  Pursuant to various Conditional Subscription Agreements, as amended, between various shareholders of Class A stock of the Company and American Southwest Holdings, Inc. ("Holdings"), an Arizona corporation, in the event that at least 80% of such Class A shareholders execute such amended Conditional Subscription Agreements, such shareholders will exchange their shares of Class A stock in each of the Company, ASFCI and ASAC for shares of stock in Holdings. Upon the exchange of shares, such Class A shareholders will become the sole shareholders of Holdings and Holdings will own the shares of Class A stock in the Company, ASFCI and ASAC previously owned by such shareholders. As of September 23, 1994, 11 Class A shareholders had executed and delivered the amended Conditional Subscription Agreement.

                  In September 1993 the Company and a Finance Company sold the Collateral securing its Series 45 Bonds, paid the Bondholders all principal and interest due on the redemption date and collected a negotiated prepayment penalty. A Director of the Company also serves as a Director and President of the residual holder.

                  In December 1992, the Company and another Finance Company (the "Seller") that participated in various Series of Bonds of the Company entered into an agreement under which the Company acquired and placed into Treasury Stock all shares of stock of the Company owned by the Seller. They also agreed to maintain at the current amounts the Bond Administration Fees charged by the Company to the Seller for the various Series of Bonds in which the Seller participated. As part of the agreement, an affiliate of the Company (a subsidiary of ASAC), concurrently purchased all of the assets of two Finance Companies (affiliates of the Seller) that were participants in the Company's Series W and Series 38 Bonds. The Collateral relating to Series W was sold in December 1992; the Bonds were subsequently redeemed in February 1993; and all benefits from the transaction were paid to the subsidiary of ASAC. Surplus relating to Series 38 continues to be paid to the subsidiary of ASAC. Another Director of the Company also served as an Officer of the Seller at the time of the transaction.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)       (1)    Financial Statements:

                          American Southwest Financial Corporation

                          Report of Independent Certified
                          Public Accountants..................           16

                          Balance Sheets as of June 30, 1994
                          and 1993............................           17

                          Statements of Income, For each of
                          the three years ended June 30, 1994,
                          1993 and 1992.......................           19

                          Statements of Shareholders' Equity,
                          For each of the three years ended
                          June 30, 1994, 1993 and 1992........           20

                          Statements of Cash Flows, For each of
                          the three years ended June 30, 1994,
                          1993 and 1992.......................           21

                          Notes to Financial Statements.......           22

                   (2)    Financial Statement Schedules:

                          All schedules have been omitted since
                          required information is not present, or is not present in amounts sufficient to require submission of the schedule or because information required is included in the financial statements or the notes thereto.

                   (3)    Exhibits:

                  4.1 Indenture dated as of August 1, 1984 between Registrant and Bank One, Arizona, NA
                          (formerly known as The Valley National Bank of Arizona) is incorporated herein by reference to Exhibit 4(a) of Registration No. 33-8276 of Registrant.

                  4.2 First Supplemental Indenture dated as of March 1, 1985 between Registrant and Bank One, Arizona, NA is incorporated herein by reference to Exhibit 4(b) of Registration No. 33-8276 of Registrant.

                  4.3 Special Supplemental Indenture dated as of June 1, 1986 between Registrant and Bank One, Arizona, NA is incorporated herein by reference to Exhibit 4(c) of Registration No. 33-8276 of Registrant.

                  4.4 Indenture dated as of December 1, 1987 between Registrant and State Street Bank and Trust Company is incorporated herein by reference to Exhibit 4(d) of Registration No. 33-19867 of Registrant.

                  4.5 Amended and Restated Indenture dated as of February 1, 1988 between Registrant and State Street Bank and Trust Company is incorporated herein by reference to Exhibit 4(f) of Registration No. 33-21837 of Registrant.

                  4.6 Second Supplemental Indenture dated as of January 1, 1989 to Indenture between Registrant and State Street Bank and Trust Company, is incorporated herein by reference to Exhibit 4.12 of Form 10-K for the year ended June 30, 1989.

                  4.7 Trusteeship Succession Agreement dated as of October 8, 1993 between Registrant, Bank One, Arizona, NA, First Bank National
                          Association, American Southwest Finance Co.,
                          Inc. and Westam Mortgage Financial
                          Corporation.

                  4.8     Confirmation and First Amendment to
                          Trusteeship Succession Agreement dated
                          December 28, 1993 between Registrant, Bank
                          One, Arizona, NA, First Bank National
                          Association, American Southwest Finance Co.,
                          Inc. and Westam Mortgage Financial
                          Corporation.

                 10.1 Form of Mortgage Securities Issuance and Administration Agreement dated as of January 1, 1988 between the Registrant and American Southwest Financial Services, Inc., is incorporated herein by reference to Exhibit
                          10.1 of Form 10-K for the year ended June
                          30, 1991.

                 23.      Consent of Kenneth Leventhal & Company.

                 24.      Power of Attorney.

                 27.      Financial Data Schedule

         (b)       Reports on Form 8-K.

                   None.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN SOUTHWEST FINANCIAL CORPORATION


By:    /S/  Michael H. Feinstein
       -------------------------
       Michael H. Feinstein
       Acting President, Executive Vice President and Chief Operating Officer

Date:  September 23, 1994

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/S/  Michael H. Feinstein
- -------------------------
Michael H. Feinstein
Acting President, Executive Vice President
 and Chief Operating Officer


Date:  September 23, 1994


/S/  Richard H. Hackett
- -----------------------
Richard H. Hackett
Executive Vice President, Treasurer and Chief Financial and Accounting Officer

Date:  September 23, 1994


A Majority of the Board of Directors:

G. Thomas Eggebrecht             Michael H. Feinstein
Jon A. Grove                     Alan D. Hamberlin
Kirby Korth                      J. Larry Sorsby


By:    /S/  Michael H. Feinstein
       -------------------------
       Michael H. Feinstein, For Himself and as Attorney-in-Fact

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(D) OF THE ACT BY REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES
                       PURSUANT TO SECTION 12 OF THE ACT



     In accordance with the Indenture dated August 1, 1984 between Registrant, as Issuer, and Bank One , Arizona, NA (formerly known as The Valley National Bank of Arizona), as Trustee, and pursuant to the Amended and Restated Indenture dated February 1, 1988 between Registrant, as Issuer, and State Street Bank and Trust Company, as Trustee, the Registrant is required to transmit by mail to all Holders of Bonds of a Series, as their names and addresses appear in the Bond Register for such Series of Bonds, within 120 days after the end of each fiscal year of the Issuer, an audited balance sheet of the Issuer as of the last day of the preceding fiscal year. Copies of the Audited Balance Sheet are furnished to the Commission for its information pursuant to the instructions contained in Form 10-K.

                                 EXHIBIT INDEX


EXHIBIT

 4.7       Trusteeship Succession Agreement.

 4.8       Confirmation and First Amendment to Trusteeship Succession
           Agreement.

23.        Consent of Kenneth Leventhal & Company.

24.        Power of Attorney.

27.        Financial Data Schedule

                    AMERICAN SOUTHWEST FINANCIAL CORPORATION

                                 BALANCE SHEETS

                             JUNE 30, 1993 AND 1992

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Shareholders and Board of Directors
American Southwest Financial Corporation

We have audited the accompanying balance sheets of American Southwest Financial Corporation as of June 30, 1993 and 1992. These balance sheets are the responsibility of the Company's management. Our responsibility is to express an opinion on these balance sheets based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of American Southwest Financial Corporation as of June 30, 1993 and 1992, in conformity with generally accepted accounting principles.



                                                     KENNETH LEVENTHAL & COMPANY



Phoenix, Arizona
September 16, 1993

                    AMERICAN SOUTHWEST FINANCIAL CORPORATION
                                 BALANCE SHEETS




                                     ASSETS



                                                                     June 30            June 30
                                                                        1993               1992
                                                              --------------     --------------
Cash and cash equivalents                                     $    3,989,969     $    4,203,830
Receivables pursuant to Funding
  Agreements - Notes 2 and 3
    Principal - (Net of issue
      discount of $22,885,638 and
      $35,710,810, respectively)                                 904,618,248      1,496,475,423
    Interest                                                      20,100,416         34,209,395
Mortgage Securities - Notes 2 and 3
  Principal - (Net of purchase
    discount of $52,776,968 and
    $72,745,233, respectively)                                 1,146,695,390      1,646,536,085
  Interest                                                        12,683,480         17,269,577
Other receivables, primarily
  interest and prepaid income taxes
  - Note 7                                                           431,685            360,731
Advances to Affiliate - Note 6                                       660,000          1,532,551
                                                              --------------     --------------

          Total Assets                                        $2,089,179,188     $3,200,587,592
                                                              ==============     ==============





The accompanying notes are an integral part of these balance sheets.

                    AMERICAN SOUTHWEST FINANCIAL CORPORATION
                                 BALANCE SHEETS




                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                     June 30            June 30
                                                                        1993               1992
                                                              --------------     --------------
Liabilities
  Bonds Payable - Notes 2, 3 and 4
    Principal - (Net of issue
      discount of $75,662,606 and
      $108,456,043, respectively)                             $2,050,490,494     $3,135,760,585
    Interest                                                      32,771,892         51,319,659
  Other obligations - Notes 3 and 8
    Principal                                                                         4,497,028
    Interest                                                                            124,230
  Accounts payable - Notes 3 and 7                                   229,316          2,938,836
  Accounts payable - Affiliates - Note 6                             400,000            827,387
                                                              --------------     --------------

          Total Liabilities                                    2,083,891,702      3,195,467,725
                                                              --------------     --------------

Shareholders' Equity
  Class A Common Stock, $.10 par
    value; 100,000 shares authorized;
    25,000 shares issued; 19,000 shares
    outstanding at June 30, 1993; 22,000
    shares outstanding at June 30, 1992                                2,500              2,500
  Class B Common Stock, $.10 par
    value; 50,000 shares authorized;
    36,200 shares issued and outstanding
    at June 30, 1993; 37,200 shares issue
    and outstanding at June 30, 1992                                   3,620              3,720
  Capital in excess of par value                                      99,480             99,480
  Retained earnings                                                5,250,606          5,041,196
                                                              --------------     --------------
                                                                   5,356,206          5,146,896
  Less: Treasury stock - at cost,
    Class A Common Stock, 6,000 shares
      at June 30, 1993; 3,000 shares
      at June 30, 1992 - Note 5                                       68,720             27,029
                                                              --------------     --------------
          Total Shareholders' Equity                               5,287,486          5,119,867
                                                              --------------     --------------

          Total Liabilities and
            Shareholders' Equity                              $2,089,179,188     $3,200,587,592
                                                              ==============     ==============

The accompanying notes are an integral part of these balance sheets.

                    AMERICAN SOUTHWEST FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1993 AND 1992

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Organization

                  American Southwest Financial Corporation (the "Company") was organized for the purpose of issuing mortgage- collateralized bonds ("Bonds") in series ("Series") consisting of one or more classes (each a "Class") to facilitate the financing of long-term residential mortgage loans secured by single-family residences. The Bonds are collateralized by certificates of the Government National Mortgage Association, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation (collectively, all such certificates are referred to as "Mortgage Certificates") and by conventional mortgage loans (together with Mortgage Certificates referred to as "Mortgage Collateral"). The Company does not have and is not expected to have any significant assets other than cash and the assets pledged to secure specific Series of Bonds.

                  On the closing of a Series of Bonds issued by the Company, the Company applies the net proceeds of the Bonds toward the simultaneous purchase or the repayment of indebtedness with respect to the Mortgage Collateral securing such Series of Bonds or to fund loans to various entities (the participating "Finance Companies") pursuant to funding agreements ("Funding Agreements") (defined further in Note 2). The Company last issued a Series of Bonds in September 1988.

                  Each Series of Bonds that has been issued is a nonrecourse obligation of the Company payable solely from the Mortgage Collateral and other collateral (together the "Collateral") pledged to secure such Series of Bonds. Neither the Company, the Finance Companies nor the holders of the residual interest in the REMICs (defined below), as applicable, have guaranteed, or otherwise are obligated to pay the Bonds of a Series except from the proceeds of the Collateral securing such Series of Bonds. The Company has made elections to treat the arrangement by which the Collateral securing certain Series of Bonds is held as "real estate mortgage investment conduits" ("REMICs") for federal income tax purposes. The residual interests in the REMICs (generally, the right to receive the remaining cash flow available on Collateral after debt service and payment of administrative expenses on Bonds) are owned by persons other than the Company.

Discounts on Receivables Pursuant to Funding Agreements, Mortgage Securities and Bonds

                  Discounts incurred in connection with the issuance of Bonds and the related Collateral are amortized using the interest method over the estimated life of the Bonds.

Fair Value of Financial Instruments

                  The carrying value of the Company's financial instruments approximates fair value.

NOTE 2 - MORTGAGE COLLATERAL

                  As a result of the elections by the Company to treat the arrangement by which the Collateral securing certain Series of Bonds is held as REMICs, the related income and expense of each such Series is reported as a separate entity for federal income tax purposes. For financial statement purposes, the Mortgage Collateral securing the Bonds of a Series is presented on the balance sheets as (i) "Receivables Pursuant to Funding Agreements" (defined below) if the Mortgage Collateral securing such Series is owned by Finance Companies and pledged by such Finance Companies to the Company pursuant to Funding Agreements, or (ii)

"Mortgage Securities" if the Mortgage Collateral securing such Series is owned by the Company. The Bonds secured by the Mortgage Collateral are presented as "Bonds Payable".

                  The Company and each Finance Company participating in a Series of Bonds when the Mortgage Collateral is owned by the Finance Companies and pledged to the Company enter into a Funding Agreement with respect to such Series (collectively the "Funding Agreements") pursuant to which the Company lends and such Finance Company borrows all or a portion of the proceeds from the sale of the Bonds of such Series. Each participating Finance Company agrees to repay its loan from the Company by causing payments to be made to the Trustee for the related Series of Bonds on behalf of the Company in such amounts as are necessary to pay the principal of and interest on the Finance Company's loan made from the Company as it becomes due, and each Finance Company pledges to the Company Collateral as security for its loan. The Company assigns to the Trustee its entire right, title and interest in the Collateral and all proceeds thereof pledged under the Funding Agreements as security for such Series of Bonds. At June 30, 1993 and 1992, various funds held by the Trustee pursuant to such Funding Agreements such as expense reserve funds and debt service funds together with deposits of funds received from payments on Mortgage Collateral, were approximately $111,526,000 and $151,118,000, respectively.

                  Payments on the Mortgage Collateral and withdrawals from the debt service funds are the source of funds for payments of principal and interest on the Bonds. Each Mortgage Certificate and mortgage loan is assigned an initial funding amount which in the aggregate is at least equal to the principal amount of the Bonds at the issue date.

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

                 The interest rates and stated maturities for the Mortgage Collateral generally are similar to the Bonds Payable

NOTE 3 - BONDS PAYABLE

                  As of June 30, 1993, the Company had issued 68 Series of Bonds, of which 55 Series were outstanding with stated maturities ranging from years 2002 through 2019. The Bonds that bear interest at fixed rates have rates ranging from 5.00% to 13.50%. Certain Classes of Bonds bear interest at variable rates, determined monthly or quarterly, equal to a stated percentage above either (i) the London Interbank Offered Rate (LIBOR) or (ii) the Cost of Funds Index (COFI), subject, in each case, to a maximum interest rate ceiling established at the issuance date. Certain Classes of Bonds are entitled to receive principal payments only and do not bear interest.

                  Under the applicable indenture supplements (the "Series Supplements"), the unpaid principal balances of certain Classes of "compound interest" Bonds are increased by the amount of interest accrued but not paid on each payment date. The amount of principal to be paid at each payment date is based on the distributions received from the Collateral since the prior payment date.

Interest rates on mortgage loans underlying the Mortgage Collateral pledged to secure the Bonds affect the rate of repayment on the Mortgage Collateral and the timing of the return of principal to the Bondholders. The following table demonstrates the Bond principal reduction experienced by the Company:

                                                      (In Thousands of Dollars)

                                                                                                           Remaining
                                                                                                             Balance
                                                                                                          Percentage
                                                                                                         of Original
                                      Original                    Remaining Principal                       Issue at
Series                                    Bond                    Outstanding June 30                        June 30
                                                   ----------------------------------------------
Issued                               Principal             1991             1992             1993               1993
- ------                            ------------     ------------     ------------     ------------        -----------
Fiscal Years
  Ended:
  June 30, 1985
    and Prior                      $1,208,517      $  223,558      $  143,101        $   51,965               4.3%
  June 30, 1986                     1,550,615         674,547         481,670           261,732              16.9%
  June 30, 1987                     1,488,780       1,022,470         812,556           550,407              37.0%
  June 30, 1988                     2,751,268       1,926,290       1,510,318         1,052,744              38.3%
  June 30, 1989                       400,350         345,685         296,571           209,305              52.3%
                                   ----------      ----------       ----------       ----------              -----

Total                              $7,399,530       $4,192,550     $3,244,216        $2,126,153              28.7%
                                   ==========       ==========     ==========        ==========              =====


                  The Series Supplements relating to certain Series of Bonds issued by the Company provide that the Company has the option to redeem such Bonds in whole or in part when specific criteria are met. The Company exercised the right to redeem the outstanding Bonds (or portions of the outstanding Bonds) of several Series during the fiscal years ended June 30, 1993, 1992 and 1991. At the time of a redemption, with the Company's and Trustee's consent, the Finance Companies sell their underlying collateral and pay off their Funding Agreements. The Company utilizes the proceeds from such sales to redeem the Bonds and remits the remainder to the participating Finance Companies after charging each a prepayment penalty. Prepayment penalties, including charges to affiliates, are assessed in accordance with specific policies established by the Company. Any deviation from these policies necessary to address unique Bond structures, Collateral or other factors requires approval of the Company's Board of Directors including a majority of the Directors who have no financial or other interest in the matter. See Note 6 for affiliated related party transactions. Included in accounts payable at June 30, 1993 and 1992 are liabilities of $212,983 and $781,552, respectively, due to Finance Companies that participated in the Series E partial redemptions. Although redemption opportunities are favorable in the current interest rate environment, the benefits of redemptions are not predictable due to a variety of factors including uncertainty of the time at which the Company may effect redemptions of the outstanding Bonds, prevailing interest rates, other similar market factors and, in certain circumstances, limitations under agreements entered into by the Company.

                  Additionally, during the fiscal years ended June 30, 1993 and 1992, the Company exercised its right (pursuant to the indenture and the applicable Series Supplements) to effect the optional Class redemptions (known as "clean-up calls") of the remaining outstanding amounts of certain Classes of Bonds, utilizing corporate cash and funds owned by Finance Companies ("Escrowed Reserve Funds" -see Note 8). At June 30, 1992, amounts payable to the Escrowed Reserve Funds accounts related to the clean-up calls are presented as other obligations on the balance sheet.

NOTE 4 - BOND MODIFICATIONS

                  The Company did not modify the redemption rights relating to any Series of Bonds during the fiscal year ended June 30, 1993. During the fiscal year ended June 30, 1992, the Company and the Trustee, in agreement with Bondholders and pursuant to the indenture and as supplemented by the applicable Series

Supplements, modified the redemption rights of the Series H Class 4 Bonds, the Series I Class 3 Bonds, the Series J Class 3 Bonds and the Series K Class 3 Bonds through amendments of the applicable Series Supplements. Future modifications are not predictable due to a variety of factors including uncertainty of the time at which the Company may effect modifications of the outstanding Bonds, prevailing interest rates and other market factors, and, in certain circumstances, they may be limited by agreements entered into by the Company.

NOTE 5 - TREASURY STOCK

                  The Company acquired from three shareholders a total of 3,000 shares of Class A Common Stock during the fiscal year ended June 30, 1993. During the fiscal year ended June 30, 1992, the Company acquired from eight shareholders a total of 8,000 shares of Class A Common Stock and sold a total of 6,000 Class A shares at cost to Directors. In each case, the shareholder which sold the shares to the Company, simultaneously sold to two affiliated companies its shares in such companies. The total purchase price for the shares of all three companies, in each case, was allocated to the shares based on the relative book value of the companies on the date of the purchase. The Company also acquired, and subsequently retired, 1,000 shares of Class B Common Stock during the fiscal year ended June 30, 1993 and 4,000 shares of Class B Common Stock during the fiscal year ended June 30, 1992. The Company utilized the cost method of accounting for the acquisitions of the Class A and Class B shares.

NOTE 6 - RELATED PARTY TRANSACTIONS

                  The Company receives the use of office space, equipment, and certain managerial, administrative, financial and other services from an affiliate, American Southwest Financial Services, Inc. ("ASFS") pursuant to the terms of an agreement (the "Mortgage Issuance and Administration Agreement") between the Company and ASFS. The Mortgage Issuance and Administration Agreement generally provides for the Company to pay ASFS, on a quarterly basis, the shortfall between the total fees earned for both the securities issuance services and the securities administration services ASFS performs, and 110% of the overhead of ASFS, subject to scheduled adjustments. Management fees payable to ASFS at June 30, 1993 and 1992 are $400,000 and $825,000, respectively, and are included in accounts payable - affiliates. ASFS also receives administration fees for each Series of Bonds which are paid from the cash held as Escrowed Reserve Funds or by the Trustee and are not expenses of the Company. The holders of Class A Stock of the Company and of American Southwest Finance Co., Inc. ("ASFCI"), an affiliate, own 100% of the Class A Stock of American Southwest Affiliated Companies ("ASAC"), parent company of ASFS and various other affiliates (together the "Consolidated Group").

                  During the fiscal years ended June 30, 1993 and 1992, the net assets of certain Finance Companies were acquired by certain members of the Consolidated Group. Included in accounts payable - affiliates at June 30, 1992 is a liability of $2,387 due to ASAC for certain cash flows related to the Series E partial redemptions (Note 3).

                  Additionally, the Company made advances to ASAC. The advances were collectible upon demand and the amounts presented on the balance sheets include interest accrued at prime. Subsequent to June 30, 1993, the advances were paid in full with interest.

                  During the fiscal years ended June 30, 1993 and 1992, the Company purchased at various times, portfolios of single-family mortgage loans (the

"Mortgage Loans") and concurrently sold the Mortgage Loans at cost to an affiliate, SecurNet Financial Corporation ("SecurNet"). SecurNet is a subsidiary of ASAC and a member of the Consolidated Group. The Mortgage Loans had been pledged by Finance Companies to the Company as Collateral securing Funding Agreements. The Company acquired the Mortgage Loans and canceled the outstanding principal amount of the receivable remaining under the Funding Agreements.

                  To effect the acquisitions of Mortgage Loans from the Company, SecurNet borrowed cash from the Escrowed Reserve Funds administered by the Company. SecurNet's borrowings are evidenced by a note, the principal amount of which was not to exceed $5 million (raised to $8 million subsequent to June 30, 1993 - see Note 10), collectible upon demand, secured by the Mortgage Loans and bearing interest at prime, which was 6% and 6.5% at June 30, 1993 and 1992, respectively. All Mortgage Loans have 100% mortgage insurance by a AAA rated insurer, and the weighted average net interest rate of the Mortgage Loans at June 30, 1993 was approximately 11.7%. All payments received on the Mortgage Loans are paid directly to the Escrowed Reserve Funds account. At June 30, 1993, the balance of the Mortgage Loans with accrued interest was $4,594,151 while SecurNet owed $3,930,918, including accrued interest. At June 30, 1992, the balance of the Mortgage Loans with accrued interest was $3,401,845 while the loan to SecurNet was $3,366,093.

                  Related party transactions involving the Company and Escrowed Reserve Funds are discussed in Notes 3 and 8.

              In December 1992, the Company and a Finance Company (the "Seller") that participated in various Series of Bonds of the Company entered into an agreement under which the Company acquired and placed into Treasury Stock all shares of stock of the Company owned by the Seller. They also agreed to maintain at the current amounts the Bond Administration Fees charged by the Company to the Seller for the various Series of Bonds in which the Seller participated. As part of the agreement, an affiliate of the Company (a subsidiary of ASAC), concurrently purchased all of the assets of two Finance Companies (affiliates of the Seller) that were participants in the Company's Series W and Series 38 Bonds. The Collateral relating to Series W was sold in December 1992; the
Bonds were subsequently redeemed in February 1993; and all benefits from the transaction were paid to the subsidiary of ASAC. Surplus relating to Series 38 continues to be paid to the subsidiary of ASAC. A Director of the Company also served as an Officer of the Seller at the time of the transaction.

                  In September 1993 the Company and another Finance Company sold the Collateral securing its Series 45 Bonds, paid the Bondholders all principal and interest due on the redemption date and collected a negotiated prepayment penalty. Another Director of the Company also serves as a Director and President of the residual holder.

NOTE 7 - INCOME TAXES

                  During the fiscal year ended June 30, 1993, the Company adopted the Statement of Financial Accounting Standards, No. 109, Accounting for Income Taxes.

                  At June 30, 1993, other receivables include prepaid income taxes of approximately $191,000 resulting from the overpayment of federal and state estimated taxes. At June 30, 1992, accounts payable includes income taxes payable of approximately $1,800,000.

NOTE 8 - ESCROWED RESERVE FUNDS

                  The Company maintains, and invests on behalf of participating Finance Companies, Escrowed Reserve Funds held primarily for future Bond administration expenses. These funds are not included in the Company's assets or liabilities on the accompanying balance sheets as of June 30, 1993 and 1992. Escrowed Reserve Funds held by the Company are comprised of the following at June 30:

                                                                                1993                   1992
                                                                         -----------            -----------
Cash and cash equivalents                                                $   142,050            $ 5,575,702
U.S. Government Securities
  and Commercial Paper                                                    11,106,395              1,746,612
Secured loan to Company for clean-up
  calls - Note 3
    Principal                                                                                     4,497,028
    Interest                                                                                        124,230
Secured loan to SecurNet - Note 6                                          3,930,918              3,366,093
                                                                         -----------            -----------
                                                                         $15,179,363            $15,309,665
                                                                         ===========            ===========

                  The relatively small decrease in Escrowed Reserve Funds at June 30, 1993 as compared to June 30, 1992 was primarily due to releases of such funds to participating Finance Companies pursuant to certain redemptions. The Company believes that the Escrowed Reserve Funds at June 30, 1993, if needed, as well as ongoing fees charged to participating Finance Companies, are sufficient to meet the Finance Companies' future Bond administration obligations, including their obligation to ASFS under the Mortgage Securities Issuance and Administration Agreement.

NOTE 9 - LEGAL PROCEEDINGS

                  The Company was a creditor in a bankruptcy case (the "Bankruptcy Case") in which a limited purpose financing corporation, WE Financial Co., an Arizona partnership (the "Debtor"), filed on June 11, 1992, a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States

Bankruptcy Court for the District of Arizona (the "Bankruptcy Court"), In re WE Financial Co., an Arizona partnership (No. 92-1861- TUC-LO).

                  The Debtor had borrowed a portion of the proceeds of and provided a portion of the Collateral for the Company's Bonds designated as Series B, C, D, E, F, G, H, I, J, K, L, M, N, O, P, Q, R, S, T, U, X, Y, 3, 37, 39, 40, 41, 42, 44, 46, 47, 49, 52, 54 and 59 under Funding Agreements. None of the other Series of Bonds of the Company were affected by the Debtor's Bankruptcy Case.
                  On November 10, 1992, the Company and the Debtor signed a settlement agreement (the "Settlement Agreement") that addressed all disputes between the parties arising out of the Bankruptcy Case. The Settlement Agreement has resulted in the continuous payment in full of all amounts with respect to its Bonds in accordance with their terms.

                  Additionally, under the Settlement Agreement, ASW Funding Financial Corporation V ("ASW"), an affiliate of the Company, purchased from the Debtor, among other things, the Collateral owned by the Debtor relating to the Company's Bonds designated as Series C, E, G, H, I, J, K, L, M, P, Q, R, T, X, 39, 40, 42, 44, 46 and 49 (the "WE Financial Transferred Collateral") (subject to the liens of the related Funding Agreements and Bond indenture) and related assets (collectively, the "WE Financial Transferred Assets"). ASW assumed the Debtor's obligations under the Funding Agreements secured by the WE Financial Transferred Collateral.

                  In addition, ASW purchased from Guardian Financial Co. ("Guardian"), an affiliate of the Debtor, among other things, the Collateral owned by Guardian relating to Bonds of ASFCI, an affiliate of the Company, designated as Series 1984-1, R-5, R-6 and R-7 (the "Guardian Transferred Collateral") (subject to the liens of the related Guardian Funding Agreements and Bond indenture) and related assets (collectively, the "Guardian Transferred Assets"). ASW assumed Guardian's obligations under the Guardian Funding Agreement loans secured by the Guardian Transferred Collateral.

                  The Settlement Agreement also provided for the sale of certain Collateral owned by the Debtor relating to the Company's Series C and E Bonds, for the sale of certain Collateral owned by Guardian relating to ASFCI's Series R-5 and R-6 Bonds, and for the redemption of the pro rata portion of the Series C, E, R-5 and R-6 Bonds corresponding to the Debtor's Collateral and Guardian's Collateral, respectively, at full par value plus accrued interest, in accordance with the terms of the indentures governing such Bonds. A portion of the net proceeds from such Collateral sales and redemptions were credited against the purchase prices for the WE Financial Transferred Assets and the Guardian Transferred Assets.

                  Under the Settlement Agreement, the Debtor transferred the Collateral owned by the Debtor relating to the Company's Bonds designated as Series B, D, F, N, O, S, U, Y, 3, 37, 41, 47, 52, 54 and 59 (subject to the lien of the related Funding Agreements and Bond indenture) into a passive non-business grantor trust (the "Grantor Trust"). Finally, the Settlement Agreement provided for the execution by the parties thereto, and certain affiliated parties, of mutual releases from liability with respect to litigation commenced as part of the Bankruptcy Case.

                  On March 10, 1993, the Company closed the transaction contemplated by the Debtor's First Amended Plan of Reorganization dated January 11, 1993, as modified (the "Amended Plan"). The Amended Plan implemented the terms of the

Settlement Agreement between the Company and the Debtor and various of their affiliates. As of the closing, the Amended Plan was deemed to be substantially consummated and all pending adversarial proceedings were dismissed.

NOTE 10 - SUBSEQUENT EVENTS

                  Since June 30, 1993, the Company has redeemed in full the remaining outstanding balances of its Series D, Series N, Series 2 and Series 7 Bonds, and redeemed in part its Series F and Series 42.

                  On August 20, 1993, pursuant to a signed note, the Company lent ASAC $100,000 at a stated interest rate of prime plus 3% on an unsecured basis.

                  On September 15, 1993, the Board of Directors unanimously approved an increase in the amount that SecurNet may borrow from Escrowed Reserve Funds from $5 million to $8 million.