Form 10-Q
period 1994-09-30
AMERICAN SOUTHWEST FINANCIAL CORP
filed 1994-11-14
CIK 706236

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1994

                                      or

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

Number of shares of common stock outstanding as of November 9, 1994:

                   Class A - 18,000        Class B - 35,200

                   AMERICAN SOUTHWEST FINANCIAL CORPORATION

                                     INDEX

                                                                      Page No.
PART I.     FINANCIAL INFORMATION

      Item 1.     Financial Statements.

                  Balance Sheets - September 30, 1994 (Unaudited)
                    and June 30, 1994                                      3

                  Statements of Operations - For the three months
                    ended September 30, 1994 and 1993 (Unaudited)          5

                  Statements of Cash Flows - For the three months
                    ended September 30, 1994 and 1993 (Unaudited)          6

                  Notes to Financial Statements
                    (Unaudited)                                            7

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.        16

PART II.    OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K.                       23

                                    PART I.
                             FINANCIAL INFORMATION

Item 1.     Financial Statements.

                   AMERICAN SOUTHWEST FINANCIAL CORPORATION
                                BALANCE SHEETS

                                    ASSETS

                                                         September 30         June 30
                                                                 1994            1994
                                                          (Unaudited)
 Cash and cash equivalents                            $         1,676  $    1,434,442
 Receivables pursuant to Funding
   Agreements - Note 2
     Principal - (Net of issue discount of
     $10,367,920 and $11,431,310, respectively)           301,310,846     345,427,233
     Interest                                               7,188,875       8,196,380
 Mortgage Securities - Note 2
     Principal - (Net of purchase discount
       of $26,010,389 and $28,199,384,
       respectively)                                      557,000,062     615,850,786
     Interest                                               6,623,616       7,108,709
 Other receivables, primarily interest
     and prepaid income taxes                                  78,997          54,170
 Advances to affiliates - Note 3                                            1,753,824

     Total Assets                                     $   872,204,072  $  979,825,544

The accompanying notes are an integral part of these financial statements.

                               AMERICAN SOUTHWEST FINANCIAL CORPORATION
                                        BALANCE SHEETS (CONT'D)

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         September 30         June 30
                                                                 1994            1994
                                                          (Unaudited)
 Liabilities
   Bonds Payable - Note 2
     Principal - (Net of issue discount of
       $36,378,309 and $39,630,694, respectively)     $   847,872,754  $  956,979,605
     Interest                                              13,656,718      15,265,766
   Accounts payable                                                            32,371
   Payable to affiliates - Notes 2 and 3                    3,430,000         225,000

     Total Liabilities                                    864,959,472     972,502,742

 Commitments and Contingencies - Note 3

 Shareholders' Equity
   Class A Common Stock, $.10 par value;
     100,000 shares authorized, 25,000
     shares issued; 18,000 shares outstanding                   2,500           2,500
   Class B Common Stock, $.10 par value;
     50,000 shares authorized, 36,200 shares
     issued; 35,200 shares outstanding                          3,620           3,620
   Capital in excess of par value                              99,480          99,480
   Retained earnings                                        7,353,259       7,431,461
                                                            7,458,859       7,537,061
   Less: Treasury stock - at cost,
     Class A Common Stock, 7,000 shares and
     Class B Common Stock, 1,000 shares                       214,259         214,259

     Total Shareholders' Equity                             7,244,600       7,322,802

     Total Liabilities and
       Shareholders' Equity                           $   872,204,072  $  979,825,544

The accompanying notes are an integral part of these financial statements.

                               AMERICAN SOUTHWEST FINANCIAL CORPORATION
                                       STATEMENTS OF OPERATIONS
                                              (Unaudited)

                                                             For the         For the
                                                        three months    three months
                                                               ended           ended
                                                        September 30    September 30
                                                                1994            1993
 REVENUES
   Interest
     Pursuant to Funding Agreements - Note 2          $    8,350,477   $  21,913,844
     Mortgage Securities - Note 2                         14,692,306      27,538,252
     Other                                                    79,249         347,330
     Management fees                                          10,054          17,446
     Redemption income - Note 2                              377,555       1,752,600
                                                          23,509,641      51,569,472
 COSTS AND EXPENSES

   Interest on Bonds - Note 2                             22,840,647      49,379,958
   Interest on loan from affiliates - Note 2                  41,019          13,894
   Management fees - Note 3                                  725,000         200,000
   Other expenses                                             13,176          35,241
                                                          23,619,842      49,629,093

 (LOSS) INCOME BEFORE TAXES                                 (110,201)      1,940,379

 (Benefit) Provision for Income Taxes                        (32,000)        769,000

 NET (LOSS) INCOME                                    $      (78,201)  $   1,171,379

 (LOSS) EARNINGS PER SHARE - Note 4                   $        (4.34)  $       61.65

 Weighted average number of Class A
   shares outstanding                                         18,000          19,000

The accompanying notes are an integral part of these financial statements.

                               AMERICAN SOUTHWEST FINANCIAL CORPORATION
                                       STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                             For the         For the
                                                        three months    three months
                                                               ended           ended
                                                        September 30    September 30
                                                                1994            1993
 CASH FLOWS FROM OPERATING ACTIVITIES

   Net (loss) income                                  $      (78,201)  $   1,171,379

   Adjustments to reconcile net (loss) income to net cash provided by operating activities:

     Decrease in interest receivable on
       Mortgage Collateral                                 1,492,598       4,882,510
     (Increase) decrease in other receivables                (24,827)        160,413
     Decrease in advances to affiliates                    1,753,824         660,000
     Decrease in interest payable - Bonds                 (1,609,049)     (4,946,817)
     (Decrease) increase in accounts payable                 (32,371)        579,672
     Decrease in payable to affiliates                                      (186,106)

         Total Adjustments                                 1,580,175       1,149,672

     Net cash provided by operating activities             1,501,974       2,321,051

 CASH FLOWS FROM INVESTING ACTIVITIES

   Collection of Mortgage Collateral                     108,175,862     354,034,503

     Net cash provided by investing activities           108,175,862     354,034,503

 CASH FLOWS FROM FINANCING ACTIVITIES

   Principal reduction of Bonds Payable                 (114,315,602)   (357,791,287)
   Loan from affiliates                                    3,205,000         979,704

     Net cash used in financing activities              (111,110,602)   (356,811,583)

     Net decrease in cash and cash equivalents            (1,432,766)       (456,029)

   Cash and cash equivalents at beginning of period        1,434,442       3,989,969

   Cash and cash equivalents at end of period          $       1,676   $   3,533,940

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid for income taxes                          $               $

   Cash paid for interest                              $  21,238,329   $  43,976,713

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

Basis of Presentation
                 The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K for the year ended June 30, 1994. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending June 30, 1995.

NOTE 2 -  MORTGAGE COLLATERAL AND BONDS PAYABLE
                 As a result of the elections by the Company to treat the arrangements by which the Collateral securing certain Series of Bonds is held as REMICs, the related income and expense of each such Series is reported as a separate entity for federal income tax purposes. For financial statement purposes, the Mortgage Collateral securing the Bonds of a Series, including the REMICs, is presented on the balance sheets as (i) "Receivables Pursuant to Funding Agreements" (defined below) if the Mortgage Collateral securing such Series is owned by Finance Companies and pledged by such Finance Companies to the Company pursuant to funding agreements, or (ii) "Mortgage Securities" if the Mortgage Collateral securing such

Series is owned by the Company. The Bonds secured by the Mortgage Collateral are presented as "Bonds Payable".
                 With respect  to a  Series of  Bonds for  which the  Mortgage
Collateral securing such Series is owned by the Finance Companies and pledged to the Company, the Company and each Finance Company participating in such Series enter into a funding agreement ("Funding Agreement") with respect to such Series pursuant to which the Company lends and such Finance Company borrows all or a portion of the proceeds from the sale of the Bonds of such Series. Each participating Finance Company agrees to repay its loan from the Company by causing payments to be made to the trustee (the "Trustee") for the related Series of Bonds on behalf of the Company in such amounts as are necessary to pay the principal of and interest on the Finance Company's loan from the Company as it becomes due, and each Finance Company pledges to the Company Collateral as security for its loan. The Company Yassigns to the Trustee its entire right, title and interest in the Collateral and all proceeds thereof pledged under the Funding Agreements as security for such Series of Bonds. At September 30, 1994, the Company had $2,343,778 in Receivables Pursuant to Funding Agreements that were not pledged as security for Series of Bonds, having paid off the related Series of Bonds utilizing corporate cash (see below).
                 Funds generated  by principal  and interest  payments on  the
Mortgage Collateral securing a Series of Bonds are held by the Trustee. If Bonds are outstanding, the Trustee holds the funds until the payment dates for the Bonds of such Series, makes the payments to the bondholders and remits the surplus cash to the Company. The surplus is used to pay current fees and expenses, held in reserve funds for future fees and expenses, held in special reserve funds securing the

Bonds, paid to the Finance Companies pursuant to the Funding Agreements, if any, or paid to the purchaser of the residual interest in the REMIC, if any, with respect to such Series.
                 In the case  where the Company  has paid off  the Bonds of  a
Series and has retained the Receivable Pursuant to Funding Agreements, the Trustee, through a separate custodial agreement, acts only as a custodian of the principal and interest payments on the Mortgage Collateral and remits the entire amount to the Company monthly. The Company, in turn, holds these funds as escrowed reserve funds (see Note 5) and applies the funds to principal and interest payments on the Finance Company's Funding Agreements as they become due and pays administration costs. The Company periodically remits any surplus funds to the Finance Company pursuant to the Funding Agreements.
                 The   indenture   supplements   (the  "Series   Supplements")
relating to certain Series of Bonds issued by the Company contain redemption provisions which give the Company the option to redeem such Bonds in whole or in part when specific criteria are met. With respect to other Series of Bonds, the Company may effect a redemption only at the direction of the holders of the residual interests. The following table sets forth the redemptions that occurred during the three-month period ended September 30, 1994:

                     Series     Principal Portion
             Date    (Class)    of Bonds Redeemed        Description

           07/01/94     Q       $     6,723,215     Redemption in whole
           08/01/94     R             7,907,243     Redemption in whole
           09/20/94    58            12,252,614     Redemption in whole

                 At the time of a redemption the underlying collateral is sold and the proceeds from the sale are used to redeem the Bonds. The Company remits the remainder of such proceeds either (i) to the participating Finance Companies after charging each a prepayment fee (included in redemption income) or (ii) to the holder of the residual interest in the REMIC, as applicable. Prepayment fees, including those charged to affiliates, are assessed in accordance with specific policies established by the Company. Any deviation from these policies necessary to address unique Bond structures, Collateral or other factors requires approval of the Company's Board of Directors, including a majority of the Directors who have no financial or other interest in the matter. Expenses related to the redemptions are included in other expenses. Although redemption opportunities were favorable in the past few years, the benefits of redemptions are not predictable due to a variety of factors including uncertainty of the time at which the Company may effect redemptions of the outstanding Bonds, prevailing interest rates, other similar market factors and, in certain circumstances, limitations under agreements entered into by the Company.
                 During the three-month period ended September 30, 1994, as well as during the prior fiscal year, a certain Finance Company elected not to sell its collateral and participate in certain redemptions. The Company nevertheless effected the full redemption of these related Series of Bonds, and utilized corporate cash to redeem the non-participating Finance Company's proportionate share of the Bonds. Subsequent to these redemptions the Company earns all interest income and receives all principal payments owed on the Funding Agrements from the non-participating Finance Company without offsetting liabilities or interest expense on the Bonds.
                 Additionally, during the three-month periods ended September 30, 1994 and 1993, the Company exercised its right (pursuant to the indenture and the applicable Series Supplements) to effect optional Class redemptions (known as

"time-out calls") of the remaining outstanding amounts of certain Classes of Bonds, utilizing corporate cash and funds borrowed from affiliates. Pursuant to the time-out calls, payments of principal and interest that would otherwise be payable to the holders of Bonds so redeemed are paid by the Trustee to the Company. In 1994 and 1993, the Company borrowed funds from affiliates at various times to effect certain time-out calls, paying interest to such affiliates at the prime rate of interest as published in the Wall Street Journal. At September 30, 1994, the Company had paid all interest due on such borrowings and owed a balance of $2,815,000. At June 30, 1994, there was no liability to affiliates related to these borrowings. Interest expense on Bonds is less than interest income related to Funding Agreements and Mortgage Securities due to these time-out calls and the Funding Agreements that remained in place after certain redemptions of Series of Bonds.

NOTE 3 - RELATED PARTY TRANSACTIONS
                 The Company receives the use of office space, equipment, and certain managerial, administrative, financial and other services from an affiliate, American Southwest Financial Services, Inc. ("ASFS") pursuant to the terms of an agreement (the "Mortgage Securities Issuance and Administration Agreement") between the Company and ASFS. The Mortgage Securities Issuance and Administration Agreement generally provides for the Company to pay ASFS, on a quarterly basis, the shortfall between the total fees earned for both the securities issuance services and the securities administration services ASFS performs, and 110% of the overhead of ASFS, subject to scheduled adjustments. Management fees payable to ASFS at September 30, 1994 and June 30, 1994 are $615,000 and $225,000, respectively, and are included in payable to affiliates. For each outstanding Series of Bonds, ASFS
                                      12

also receives administration fees which are paid from the cash held as Escrowed Reserve Funds or by the Trustee and are not expenses of the Company. The holders of Class A Stock of the Company and of American Southwest Finance Co., Inc., ("ASFCI") an affiliate, own 100% of the Class A Stock of American Southwest Affiliated Companies ("ASAC"), parent company of ASFS and various other affiliates. The Company made advances to ASAC during the fiscal year ended June 30, 1994. The advances were collectible upon demand and the amount presented on the balance sheet at June 30, 1994 includes interest accrued at the prime rate of interest as published in the Wall Street Journal. Interest income of $8,880 was earned on the advances during the three-month period ended September 30, 1994 and is included in other interest income. The advances were paid in full with interest during the three-month period ended September 30, 1994.
                 In July 1994, and as amended  and restated in September 1994, the Company entered into a Letter of Understanding with one of its Class A shareholders pursuant to which the Company, ASFCI and ASAC each agreed to purchase, upon such shareholder's request made at any time prior to December 1, 1994, all of such shareholder's shares of Class A stock in the Company, ASFCI and ASAC (or any stock issued in exchange for such stock) at a price equal to the higher of (i) $1,000,000 or, (ii) in the event the Company has purchased Class A stock from another shareholder prior to December 1, 1994, at a purchase price higher than $1,000,000, such higher price. On November 10, 1994 the Company, ASFCI and ASAC purchased the stock at the price of $1,000,000. The Company's allocated amount was $231,922 (based on the relative book value of the three companies).

NOTE 4 -  EARNINGS PER SHARE
                 Earnings per share calculations are based on the weighted average number of Class A common shares outstanding since voting and dividend rights are limited to Class A shareholders. Class B shareholders' rights are limited to a return of capital upon dissolution together with a share of the Company's profits, if any, upon dissolution, provided such profits were not paid to Class A shareholders as dividends prior to such dissolution.

NOTE 5 -  ESCROWED RESERVE FUNDS
                 Escrowed Reserve Funds are (i) funds owned by participating Finance Companies and held for payment of current and future Bond administration expenses and (ii) funds of approximately $268,000 held and invested for a Finance Company who elected not to participate in certain redemptions (see Note 2). None of these funds are included in the Company's assets or liabilities on the accompanying balance sheets as of September 30, 1994 and June 30, 1994.
                 The Company believes that the Escrowed Reserve Funds at September 30, 1994, as well as ongoing fees charged to participating Finance Companies, are sufficient to meet the future Bond administration obligations, including the obligation to ASFS under the Mortgage Securities Issuance and Administration Agreement.

NOTE 6 -  SUBSEQUENT EVENTS
                 On October 26, 1994, the Company sold to its affiliate, ASFCI, its rights and obligations in and to the Funding Agreements with the Finance Company which elected not to participate in certain redemptions (see
Note 2). The sales price included principal of $2,342,221 (par) and accrued interest of $26,440. The Company received $607,153 in cash from ASFCI, eliminated its liability to ASFCI by the amount of $1,276,741 including accrued interest to October 26, 1994 and accepted an unsecured note from ASFCI in the amount of $484,767 which bears interest at prime as published in the Wall Street Journal.

                   AMERICAN SOUTHWEST FINANCIAL CORPORATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
                 The Company was organized for the purpose of issuing mortgage-collateralized Bonds in Series to facilitate the financing of long-term residential mortgage loans secured by single-family residences. The Company does not have and is not expected to have any significant assets other than cash, Mortgage Collateral and the assets pledged to secure specific Series of Bonds. On the closing of a Series of Bonds issued by the Company, the Company applies the net proceeds of the Bonds toward the simultaneous purchase or the repayment of indebtedness with respect to the Mortgage Collateral securing such Series of Bonds or to fund loans to Finance Companies pursuant to Funding Agreements (see Note 2 of the Financial Statements). The Company last issued a Series of Bonds in September 1988. Issuance fees charged for each Series of Bonds issued by the Company are used to pay Bond offering expenses.
                 Each Series of Bonds that has been issued is a nonrecourse obligation of the Company, payable solely from the Collateral pledged to secure such Series of Bonds. Neither the Company nor the Finance Companies guarantee or are obligated to pay the Bonds of a Series except from the proceeds of the Collateral securing such Series of Bonds. The Company has made elections to treat the arrangements by which the Collateral securing certain Series of Bonds is held as REMICs for federal income tax purposes. Results of Operations
                 The Company incurred a net loss for the three-month period ended September 30, 1994. The loss is primarily due to a significant reduction in redemption income, a reduction in other interest income and an increase in management fees as compared to the same period in 1993. In the recent past the Company has earned substantially all of its net income from redemptions of its outstanding Bonds and from other interest income. In the three-month period ended September 30, 1994, the time-out calls and the Funding Agreements that remained in place after certain redemptions mitigated the Company's net loss from increased management fees.
                 During the three-month period ended September 30, 1994 the Company redeemed or partially redeemed three Series totaling $26,883,072 of Bond principal, as compared to nine Series totaling $77,652,815 of Bond principal during the same period in 1993. At the time of a redemption the underlying collateral is sold and the proceeds from the sale are used to redeem the Bonds. The Company remits the remainder of such proceeds either
(i) to the participating Finance Companies after charging each a prepayment fee (included in redemption income) or (ii) to the holder of the residual interest in the REMIC, as applicable. During the three-month period ended September 30, 1994, as well as during the prior fiscal year, the Company effected certain full redemptions in which a Finance Company elected not to participate. The Company utilized its own cash to redeem the non-participating Finance Company's proportionate share of the Bonds. Subsequent to these redemptions the Company earns all interest income and receives all principal payments owed on the Funding Agreements from the non-participating Finance Company without offsetting liabilities on the Bonds. Although redemption opportunities have been favorable in the past few years, the benefits of redemptions are not predictable due to a variety of factors including uncertainty of the time at which the Company may effect redemptions of the outstanding Bonds, prevailing interest rates, other similar market factors and, in certain circumstances, limitations under agreements entered into by the Company.

                 The Company's principal sources of revenue are interest pursuant to Funding Agreements and interest from Mortgage Securities, both of which are substantially offset by interest expense on Bonds. See Note 2 of the accompanying Financial Statements. The interest income and related interest expense have declined for the three-month period ended September 30, 1994 as compared to the three-month period ended September 30, 1993 due to (i) regular payments and prepayments on the Mortgage Collateral securing the various series of Bonds, (ii) the sale of Mortgage Collateral in conjunction with Bond redemptions, and (iii) the time-out calls on certain Classes of Bonds. See Note 2 of the Financial Statements. These same factors caused the reductions in the amounts of Collateral and Bonds outstanding. The Company anticipates that its interest income from Mortgage Collateral and related interest expense on Bonds will continue to decline due to future redemptions, time-out calls, and the fact that the Company has not issued a new Series of Bonds since 1988.
                 Other interest income consists primarily of (i) interest earned on the reinvestment of the monthly payments on the Collateral (for certain non-REMIC Series of Bonds issued by the Company) prior to the assumed deposit date for such Series as defined in the related Series Supplements and
(ii) interest earned from investing the Company's cash. Other interest income earned as a result of reinvestment of the monthly payments on the Collateral is significantly lower in the three month period ended September 30, 1994 as compared to the same period in 1993 primarily due to the lower balances of Collateral securing the Company's non-REMIC Bonds earning reinvestment income and a slow down in prepayments. Prepayments on the Mortgage Collateral were considerably higher in the prior fiscal year due to individuals refinancing into lower rate mortgages. In the long term, other interest income attributable to reinvested payments is expected to continue to decrease as the Collateral securing the Company's non-REMIC Bonds is reduced over time and the amount of the monthly payments which may be reinvested by the Trustee prior to the assumed deposit date also decreases. It is not likely the Collateral will increase since the Company is not likely to issue additional non-REMIC Series of Bonds as a result of changes in the Internal Revenue Code.
                 The amount of interest income received on the Collateral securing the various Series of Bonds issued by the Company, the rate at which principal prepayments are made on such Collateral, the amount of other interest income earned from the reinvestment of monthly payments on such Collateral, the amount of other interest income earned on the Company's corporate cash, the interest rates payable by the Company on certain Classes of Bonds issued by it, and the amounts ("Surplus") distributed to the Finance Companies pursuant to Funding Agreements or to the holders of the residual interests in the REMICs, as applicable, depend upon prevailing interest rates and are significantly affected by interest rate fluctuations. However, since Surplus (generally, the right to receive the remaining cash flow available on Collateral after debt service and payment of administrative expenses on Bonds) is payable to the Finance Companies or to the holders of the residual interests in the REMICs, the risks associated with fluctuations in interest rates are borne primarily by the Finance Companies, the holders of certain Classes of Bonds and the holders of the residual interests in the REMICs rather than by the Company.
                 The Company derives management fee revenue from fees charged to the Finance Companies for management of current Bond administration funds. Fees vary depending on investment returns on these funds held by the Company specifically for payment of current Bond administration expenses. Bond administration funds have been returned to the Finance Companies as Series of Bonds have been redeemed and, as a result, management fee revenue for the three-month period ended September 30, 1994 is reduced as compared to the same period in 1993. Current Bond administration funds are a portion of the Escrowed Reserve Funds. See Note 5 of the Financial Statements.
                    Primary expenditures of the Company  consist of management fees paid to ASFS, interest paid to affiliates and professional fees. The Company receives the use of office space, equipment, and certain managerial, administrative, financial and other services pursuant to the terms of the Mortgage Securities Issuance and Administration Agreement between the Company and ASFS. The Mortgage Securities Issuance and Administration Agreement generally provides for the Company to pay ASFS management fees for certain services it performs (see Note 3 of the Financial Statements). Management fees significantly increased in the three-month period ended September 30, 1994 as compared to the same period in 1993. The increase is a function of an increase in operating overhead of ASFS as well as a decrease in issuance fees and other revenues earned by ASFS, both of which directly affect the amount of management fees as explained in Note 3 of the Financial Statements.
                 Professional  fees,  comprising  substantially   all  of  the
Company's other expenses, fluctuate depending on the activities of the Company. During the three-month period ended September 30, 1994, the Company incurred fewer professional fees as compared to the same period in 1993. Liquidity and Capital Resources
                 At September 30, 1994, the Company had cash of $1,676 as compared to $1,434,442 at June 30, 1994. The Company had $8,094,376 and $2,343,778 invested in time-out calls and Funding Agreements, respectively, at September 30, 1994 as compared to $2,076,963 and $2,221,452 invested in time-out calls and Funding Agreements, respectively, at June 30, 1994. Funds used for time-out calls and Funding Agreements earned interest at rates ranging from 8.75% to 10.2% per annum for various periods of time during the three-month periods ended September 30, 1994 and 1993.
                 The Company believes that scheduled payments of principal and interest on the Collateral pledged to secure each Series of Bonds, together with amounts available from reserve funds established for such Bonds and any reinvestment income on such amounts, will provide sufficient funds (i) to pay principal and interest on such Bonds when due and to retire such Bonds not later than their respective stated maturities and (ii) to pay related Bond administration expenses.
                 The Company anticipates that funds to meet its current and future operating needs will be provided from current cash and future operations.
Impact of Inflation and Changing Prices
                 The primary revenue producing activities of the Company (Bond issuance and redemptions) are impacted by interest rates, which in turn are affected by numerous factors. These factors include conditions in financial markets, the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System, international economic and financial conditions and other factors, none of which can be predicted with any certainty.
                 Virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the performance of the Company than the effects of general levels of inflation since changes in prevailing interest rates will affect the availability, cost and expected maturity of Collateral. This in turn will affect the Company's ability to issue new Series of Bonds and earn Bond issuance fees. Changes in interest rates (particularly long-term interest rates) also affect the timing and profit potential of Bond redemptions, with lower rates being a positive factor and higher rates being a negative factor. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, since such prices are affected by inflation while interest rates generally are not affected to the same degree. Nevertheless, neither changes in interest rates nor inflationary pressures are expected to significantly affect the ability of the Company to meet its obligations as they become due because (i) each Series of Bonds is secured by Collateral paying interest at fixed rates, and (ii) interest on each Class of Bonds is paid at fixed rates, or at rates based on specified formulas subject to specific maximum limitations.

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

                     AMERICAN SOUTHWEST FINANCIAL CORPORATION

Date:   November 10, 1994       /s/  Michael H. Feinstein
                                Michael H. Feinstein
                                Acting President, Executive Vice President and
                                Chief Operating Officer

Date:   November 10, 1994       /s/  Richard H. Hackett
                                Richard H. Hackett
                                Executive Vice President, Treasurer and
                                Chief Financial and Accounting Officer