Form 10-K/A
period 1994-06-30
AMERICAN SOUTHWEST FINANCIAL CORP
filed 1994-12-08
CIK 706236

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN SOUTHWEST FINANCIAL CORPORATION


By:    /S/  Michael H. Feinstein
       -------------------------
       Michael H. Feinstein
       Acting President, Executive Vice President
       and Chief Operating Officer

Date:  December 7, 1994

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/S/  Michael H. Feinstein
- -------------------------
Michael H. Feinstein
Acting President, Executive Vice President
 and Chief Operating Officer


Date:  December 7, 1994


/S/  Richard H. Hackett
- -----------------------
Richard H. Hackett
Executive Vice President, Treasurer
and Chief Financial and Accounting Officer

Date:  December 7, 1994


A Majority of the Board of Directors:

Michael H. Feinstein
Jon A. Grove
J. Larry Sorsby
Alan D. Hamberlin


By:    /S/  Michael H. Feinstein
       -------------------------
       Michael H. Feinstein, For Himself and as Attorney-in-Fact

                                 EXHIBIT INDEX


EXHIBIT NO.

27.        Financial Data Schedule